Form 10QSB
period 1996-03-31
BLUE JAY ENTERPRISES INC
filed 1996-05-15
CIK 350678

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1996

                         Commission file number 0-10372


                           BLUE JAY ENTERPRISES, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         23-2154902
   ---------------------------------------                   -------------------
(State or other jurisdiction of incorporation                  (IRS Employer
or organization)                                             Identification No.)

                          11835 West Olympic Boulevard
                                 East Tower 705
                             Los Angeles, California
                    ----------------------------------------
                    (Address of principal executive offices)
                                (Zip Code) 90064

                                 (310) 208-5589
                    ----------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----




         As of March 31, 1996, the Company had 724,059 common shares outstanding of a par value of one mil ($.001) per share.

                           BLUE JAY ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                 C O N T E N T S

Independent Auditors' Report ...........................................    3

Balance Sheets .........................................................    4

Statements of Operations ...............................................    5

Statements of Stockholders' Equity (Deficit)............................    6

Statements of Cash Flows ...............................................   10

Notes to the Financial Statements ......................................   11

[JONES, JENSEN & COMPANY LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



April 25, 1996



The Board of Directors
Blue Jay Enterprises, Inc.
(A Development Stage Company)
Los Angeles, California


The accompanying balance sheet as of March 31, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows as of March 31, 1996 and 1995 and from inception on December 1, 1980 through March 31, 1996 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated February 14, 1996.


/s/ Jones, Jensen & Company
Jones, Jensen & Company

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                            March 31,       December 31,
                                                                              1996              1995
                                                                          -----------       -----------
CURRENT ASSETS                                                            (Unaudited)

    Cash                                                                  $        50       $      --

       Total Current Assets                                                        50              --
                                                                          -----------       -----------
       TOTAL ASSETS                                                       $        50       $      --
                                                                          ===========       ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES

    Accounts payable                                                      $    13,374       $    26,733
    Note payable - related party (Note 3)                                       9,950            10,000
                                                                          -----------       -----------
       Total Current Liabilities                                               23,324            36,733
                                                                          -----------       -----------
  STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock: 50,000,000 shares
     authorized of $0.001 par value, 724,059 and
     663,559 shares issued and outstanding                                        724               664
    Additional paid-in capital                                              4,814,162         4,798,422
    Deficit accumulated during the
     development stage                                                     (4,838,160)       (4,835,819)
                                                                          -----------       -----------
       Total Stockholders' Equity (Deficit)                                   (23,274)          (36,733)
                                                                          -----------       -----------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                                    $        50       $      --
                                                                          ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                              From
                                                                          Inception on
                                            For the Three Months           December 1,
                                               Ended March 31,            1980 Through
                                         --------------------------         March 31,
                                            1996            1995              1996
                                         ---------        ---------        -----------

  REVENUES                               $    --          $    --          $      --

  EXPENSES                                   2,341            6,921             32,818

  LOSS FROM DISCONTINUED
   OPERATIONS (NOTE 5)                        --               --            4,805,342
                                         ---------        ---------        -----------

  NET (LOSS) INCOME                      $  (2,341)       $  (6,921)       $(4,838,160)
                                         =========        =========        ===========
  NET (LOSS) INCOME PER SHARE OF
   COMMON STOCK                          $   (0.03)       $   (0.01)
                                         =========        =========
  Weighted average number of
   shares outstanding                      693,477          663,508
                                         =========        =========

   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                             Deficit
                                                                                           Accumulated
                                                                      Additional           During the              Stock
                                               Common Stock             Paid-in            Development         Subscriptions
                                          Shares        Amount          Capital               Stage             Receivable
                                         --------      --------      ------------         -------------        -------------

  Balance, December 1, 1980                 --           $--          $      --            $      --            $    --

  Common stock issued at
   inception for $0.20 per share          32,250           32               6,418                 --                 --

  Net loss from inception on
    December 1, 1980 through
    December 31, 1980                       --            --                 --                   (300)              --
                                         -------         ----         -----------          -----------          ---------
  Balance, December 31, 1980              32,250           32               6,418                 (300)              --

  Common stock issued for
   services rendered at $35.00
   per share                               2,000            2              69,898                 --                 --

  Common stock issued for
   cash at $16.60 per share               21,250           21             351,229                 --                 --

  Common stock issued for
   oil and gas properties at
   $3.40 per share                       140,000          140             472,022                 --                 --

  Common stock issued
   for cash from stock
   offering at $20.00 per share          175,000          175           3,499,825                 --                 --

  Stock offering costs                      --            --             (350,000)                --                 --

  Net loss for the year ended
   December 31, 1981                        --            --                 --               (628,545)              --
                                         -------         ----         -----------          -----------          ---------
  Balance, December 31, 1981             370,500          370           4,049,392             (628,845)              --

  Issuance of common stock
   subscriptions                          14,000           14             176,236                 --             (245,000)

  Net loss for the year ended
   December 31, 1982                        --            --                 --             (1,075,657)              --
                                         -------         ----         -----------          -----------          ---------
  Balance, December 31, 1982             384,500         $384         $ 4,225,628          $(1,704,502)         $(245,000)
                                         -------         ----         -----------          -----------          ---------



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                             Deficit
                                                                                           Accumulated
                                                                      Additional           During the              Stock
                                               Common Stock             Paid-in            Development         Subscriptions
                                          Shares        Amount          Capital               Stage             Receivable
                                         --------      --------      ------------         -------------        -------------

  Balance, December 31, 1982             384,500       $ 384         $ 4,225,628          $(1,704,502)           $(245,000)

  Cancellation of common stock           (22,500)        (22)                 22                 --                   --

  Issuance of common stock at
   $5.00 per share                           875           1               5,624                 --                   --

  Issuance of common stock
   subscriptions                           1,250           1               4,999                 --                 (6,250)

  Net loss for the year ended
   December 31, 1983                        --          --                  --               (289,161)                --
                                         -------       -----         -----------          -----------            ---------

  Balance, December 31, 1983             364,125         364           4,236,273           (1,993,663)            (251,250)

  Net loss for the year ended
   December 31, 1984                        --          --                  --               (307,183)                --
                                         -------       -----         -----------          -----------            ---------

  Balance, December 31, 1984             364,125         364           4,236,273           (2,300,846)            (251,250)

  Cancellation of subscriptions
   receivable                            (15,250)        (15)           (181,235)                --                251,250

  Net loss for the year ended
   December 31, 1985                        --          --                  --               (707,785)                --
                                         -------       -----         -----------          -----------            ---------

  Balance, December 31, 1985             348,875         349           4,055,038           (3,008,631)                --

  Common stock issued for
   services rendered at $0.20
   per share                              14,684          15               2,912                 --                   --

  Net loss for the year ended
   December 31, 1986                        --          --                  --             (1,656,973)                --
                                         -------       -----         -----------          -----------            ---------

  Balance, December 31, 1986             363,559       $ 364         $ 4,057,950          $(4,665,604)           $    --
                                         -------       -----         -----------          -----------            ---------


   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                             Deficit
                                                                                           Accumulated
                                                                      Additional           During the              Stock
                                               Common Stock             Paid-in            Development         Subscriptions
                                          Shares        Amount          Capital               Stage             Receivable
                                         --------      --------      ------------         -------------        -------------

  Balance, December 31, 1986             363,559         $364         $4,057,950           $(4,665,604)            $ --

  Net loss for the year ended
   December 31, 1987                        --            --                --                 (16,527)              --
                                         -------         ----         ----------           -----------             ----

  Balance, December 31, 1987             363,559          364          4,057,950            (4,682,131)              --

  Notes payable paid off by
   related party, treated as
   additional paid-in capital
   (Note 3)                                 --            --             641,028                  --                 --

  Net loss for the year ended
   December 31, 1988                        --            --                --                 (39,795)              --
                                         -------         ----         ----------           -----------             ----

  Balance, December 31, 1988             363,559          364          4,698,978            (4,721,926)              --

  Common stock issued in lieu
   of wages at $0.35 per share
   (Note 3)                              150,000          150             52,850                  --                 --

  Net loss for the year ended
   December 31, 1989                        --            --                --                 (68,421)              --
                                         -------         ----         ----------           -----------             ----

  Balance, December 31, 1989             513,559          514          4,751,828            (4,790,347)              --

  Net loss for the year ended
   December 31, 1990                        --            --                --                 (14,995)              --
                                         -------         ----         ----------           -----------             ----

  Balance, December 31, 1990             513,559          514          4,751,828            (4,805,342)              --

  Common stock issued in lieu
   of wages at $0.29 per share
   (Note 3)                              150,000          150             42,850                  --                 --

  Net loss for the year ended
   December 31, 1991                        --            --                --                    --                 --
                                         -------         ----         ----------           -----------             ----

  Balance, December 31, 1991             663,559         $664         $4,794,678           $(4,805,342)            $ --
                                         -------         ----         ----------           -----------             ----



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                             Deficit
                                                                                           Accumulated
                                                                      Additional           During the              Stock
                                               Common Stock             Paid-in            Development         Subscriptions
                                          Shares        Amount          Capital               Stage             Receivable
                                         --------      --------      ------------         -------------        -------------

  Balance, December 31, 1991             663,559         $664         $4,794,678           $(4,805,342)           $  --

  Net loss for the year ended
   December 31, 1992                        --            --                --                  (2,782)              --
                                         -------         ----         ----------           -----------            -----

  Balance, December 31, 1992             663,559          664          4,794,678            (4,808,124)              --

  Net loss for the year ended
   December 31, 1993                        --            --                --                  (1,010)              --
                                         -------         ----         ----------           -----------            -----

  Balance, December 31, 1993             663,559          664          4,794,678            (4,809,134)              --

  Payment of accounts payable
   treated as additional paid-in
   capital (Note 3)                         --            --               3,744                  --                 --

  Net loss for the year ended
   December 31, 1994                        --            --                --                 (19,035)              --
                                         -------         ----         ----------           -----------            -----

  Balance, December 31, 1994             663,559          664          4,798,422            (4,828,169)              --

  Net loss for the year ended
   December 31, 1995                        --            --                --                  (7,650)              --
                                         -------         ----         ----------           -----------            -----

  Balance, December 31, 1995             663,559          664          4,798,422            (4,835,819)              --

  Common stock issued for
    cash at $1.50 per share
    (Unaudited)                           10,500           10             15,740                  --                 --

  Payment on note payable
   through the issuance of
   common stock (Unaudited)               50,000           50               --                    --                 --

  Net loss for the three
   months ended
   March 31, 1996 (Unaudited)               --            --                --                  (2,341)              --
                                         -------         ----         ----------           -----------            -----
  Balance, March 31, 1996
   (Unaudited)                           724,059         $724         $4,814,162           $(4,838,160)           $  --
                                         =======         ====         ==========           ===========            =====



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                (Unaudited)


                                                                                                          From
                                                                                                      Inception on
                                                                     For the Three Months             December 31,
                                                                        Ended March 31,               1980 Through
                                                                                                        March 31,
                                                                   1996              1995                 1996
                                                                 --------          --------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Loss from operations                                         $ (2,341)          $(6,921)           $(4,838,160)
    Loss on disposal of oil and gas properties                       --                --                  472,162
    Payment of liabilities by shareholder                            --                --                  644,772
    Common stock issued for services and wages                       --                --                  168,827
    Increase (decrease) in accounts payable                       (13,359)            6,921                 13,374
                                                                 --------           -----              -----------

       Net Cash (Used) by Operating Activities                    (15,700)             --               (3,539,025)
                                                                 --------           -----              -----------

  CASH FLOWS FROM INVESTING ACTIVITIES                               --                --                     --
                                                                 --------           -----              -----------

  CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from note payable                                       --                --                   10,000
    Common stock issued for cash                                   15,750              --                3,529,075

       Net Cash Provided by Financing Activities                   15,750              --                3,539,075

    Net Increase (Decrease) in Cash
     and Cash Equivalents                                              50              --                       50

  Cash and Cash Equivalents at Beginning of Period                   --                --                     --
                                                                 --------           -----              -----------

  Cash and Cash Equivalents at End of Period                     $     50           $  --              $        50
                                                                 ========           =====              ===========
  CASH PAID FOR:
    Interest                                                     $   --             $  --              $      --
    Taxes                                                        $   --             $  --              $      --

  Non Cash Financing Activities

    Common stock issued for oil and gas properties               $   --             $  --              $   472,162

    Common stock issued for services rendered
     and wages                                                   $   --             $  --              $   168,827

    Liabilities paid by shareholders added to additional
     paid-in capital                                             $   --             $  --              $   644,772

    Common stock issued for a reduction
     in note payable                                             $     50           $  --              $        50


   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1996 and December 31, 1995

NOTE 1 - ORGANIZATION AND HISTORY

         The financial statements presented are those of Blue Jay Enterprises, Inc. (the Company). The Company was incorporated under the laws of the state of Delaware on December 1, 1980, under the name of Blue Jay Energy Corporation. The name was changed to Blue Jay Enterprises, Inc. on July 1, 1986. The Company was organized to engage in oil and gas exploration and development. The Company discontinued operations in 1986, and has been reclassified as a development stage company. The Company is seeking new business opportunities believed to hold a potential profit.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

         b. Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         c. Loss Per Share

         The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

         d. Provision for Taxes

         At March 31, 1996, the Company had net operating loss carry forwards totaling approximately $4,846,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forward will expire unused. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation of the same amount.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1996 and December 31, 1995

NOTE 3 - RELATED PARTY TRANSACTIONS

         For the period ended March 31, 1996 and December 31, 1995, a certain shareholder of the Company paid $2,390 and $7,650 in expenses on the Company's behalf. These expenses are to be repaid and are carried in accounts payable at March 31, 1996 and December 31, 1995. For the year ended December 31, 1994 shareholders of the Company contributed $3,744 to meet minimal Company expenses. This amount was treated as additional paid-in capital. Shareholders of the Company also paid $8,000 in expenses on the Company's behalf. These expenses are to be repaid and are carried in accounts payable at December 31, 1995.

         For the year ended December 31, 1989 and 1991, the Company owed the president of the Company $53,000 and $43,000, respectively, for back salaries. The Company was not in a position to pay amounts due and therefore, the board of directors approved the issuance of 3,000,000 and 3,000,000 shares of common stock for 1989 and 1991, respectively. The Company also transferred all fixed assets to the president of the Company for salaries owed.

         On January 16, 1988, the Company issued a $10,000, non-interest bearing note payable for back salaries owed to the president of the Company. The note payable was due January 16, 1994, and is in default making it due immediately without demand or notice. The note is convertible at any time, at the option of the payee, into the Company's common shares at the par value at time of conversion.

         A related party paid off a loan from a financial institution which totaled $501,207 during 1988. The total amount due to the related party was $641,028 which was converted into additional paid-in capital.

NOTE 4 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until a merger is completed, the president of the Company has agreed to expend personal funds to meet its obligations. The Company's president may either treat the expenses paid as a contribution to capital or be issued common stock as repayment.

NOTE 5 - DISCONTINUED OPERATIONS

         During 1986, the Company discontinued operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations.

                           BLUE JAY ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1996 and December 31, 1995

NOTE 6 - LITIGATION SETTLEMENT

         On July 29, 1994 the Company entered into a Mutual Release of All Claims with Dime Box Petroleum Corporation (DBPC) and certain of its related limited partnerships. DBPC and the Company released each other from any claims against each other and covenanted to not sue each other forever.

NOTE 7 - COMMON STOCK

         On March 9, 1995, the shareholders of the Company approved a one for twenty (1 for 20) reverse split of the Company's common stock. The financial statements reflect the reverse split on a retroactive basis. The par value of the Company's common stock was reduced from $0.01 to $0.001 and the shares authorized were increased to 50,000,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1. In the opinion of the Registrant, the attached unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1995, and the results of its operation and changes in its financial position for the three month period ended March 31, 1996

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

         The registrant has been totally inactive during the period of this report.

         In light of the current negative situation in the oil and gas business, management has abandoned any intention of re-entering the oil and gas business, but has been aggressively seeking new business opportunities which might be available to the registrant. Of course, the registrant's lack of financial resources and accrued operating losses limit its ability to acquire new business assets. In light of the foregoing, no assurances can be given that management will be able to find any other business opportunities which could be acquired or otherwise engaged in.

         At the present time the Company does not have significant cash or other material assets nor does it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until a merger is completed, the president of the Company has agreed to expend personal funds to meet its obligations.

         On April 16, 1996, the Company executed a nonbinding letter of intent and confidentiality agreement to negotiate a definitive agreement whereby the Company would acquire the stock of an electric motor manufacturer and certain specific assets of a related company in exchange for newly issued shares representing approximately 90% of the Company's issued and outstanding common stock (after the exchange). Confidential negotiations are proceeding, and a definitive agreement is expected to be signed in mid-to late-May, provided the parties can agree on the final form of the transaction, the specific assets and liabilities to be acquired, and the terms of the proposed transaction. All proposed terms also are subject to continued due diligence investigations by all parties to the transaction and continued negotiations by the parties. In light of the substantial unresolved issues, there can be no assurance that the parties will enter into a definitive agreement or, if such an agreement is entered into, what the final negotiated terms will be or whether the transaction will be consummated.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

       On December 21, 1995, the Board of Directors adopted The Blue Jay Enterprises, Inc. 1995 Stock Option Plan. The plan authorizes the Corporation to issue to the Corporation's key employees, advisors, consultants, directors, and officers options to purchase shares of Blue Jay's common stock. Under the plan, the Corporation may issue options to purchase up to 120,000 shares of Blue Jay's Common Stock on terms and conditions consistent with the Plan and determined by the officers of the Corporation at the time the options are issued.

       On February 1, 1996, Blue Jay registered the shares to be issued pursuant to the plan with the Securities and Exchange Commission by filing a Form S-8 registration statement.

       On February 9, 1996, the Corporation granted a consultant to the Corporation an option to purchase up to 40,000 shares of the Corporation's common stock at $1.50 per share. On February 9, 1996 and February 21, 1996, the consultant exercised 5,000 and 5,500 options respectively, and paid the Corporation $15,750, and was issued 10,500 shares of Blue Jay's common stock. The Corporation used the $15,750 to reduce its payables to Robert M. Bernstein for expenses incurred on behalf of the Corporation.

       As of May 10, 1996, no further options have been granted under Blue Jay's 1995 Stock Option Plan.

ITEM 3.

       On January 16, 1988, the Corporation issued a $10,000, non-interest bearing note payable for back salaries owed to the president of the Corporation, Robert M. Bernstein. The note payable was due January 16, 1994, and is in default, thus making it due immediately without demand or notice.
The note is convertible at any time, at the option of the payee, into the Corporation's common stock at the par value at the time of conversion. On March 28, 1996, Mr. Bernstein converted $50 of the note payable into 50,000 shares of the Corporation's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       From 1987 to 1995, no annual meeting of stockholders of the Corporation was held. Delaware law specifies that an annual meeting of stockholders should be held but provides no penalty for the failure of a corporation to do so. Since the Company has not conducted significant business operations for the last several years, the Corporation's directors and officers deemed that no annual meeting was necessary or advisable. Given the Corporation's lack of funds, the cost of an annual meeting was prohibitively expensive.

       On February 1, 1996, in accordance with Section 228(a) of the General Corporation Law of Delaware, the majority shareholder Robert M. Bernstein, who held 332,153 shares of Common Stock of the Corporation, consented on behalf of the Corporation's shareholders to the election of Robert M. Bernstein and Harvey Kravetz as the Corporation's directors and approved the Board of Directors' adoption of the Blue Jay Enterprises, Inc.'s 1995 Stock Option Plan. By unanimous consent, these Directors then named Robert M. Bernstein as the Corporation's Chief Executive Officer, President, and Chief Financial Officer and named Harvey Kravetz as the Secretary of the Corporation.

       In accordance with Section 228(d) of the General Corporation Law of Delaware, the Corporation notified its nonvoting shareholders of the shareholder action by consent electing directors and approving the 1995 Stock Option Plan.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BLUE JAY ENTERPRISES, INC.

Date: ___________________________           ____________________________________
                                            Robert M. Bernstein, President &
                                            Chief Financial Officer