Form 10QSB
period 1996-06-30
BLUE JAY ENTERPRISES INC
filed 1996-08-12
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT of 1934

         For the quarterly period ended June 30, 1996

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------   --------------

                 Commission file number
                                       ------------------------------------

                           BLUE JAY ENTERPRISES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

DELAWARE                                                                     23-2154902
(State or other jurisdiction                                  (IRS Employer Identification No.)
of incorporation or organization)

        11835 WEST OLYMPIC BOULEVARD, EAST TOWER, LOS ANGELES, CA  90064
                    (Address of principal executive offices)

                                 (310) 208-5589
                          (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          724,059 AS OF JUNE 30, 1996

  Transitional Small Business Disclosure Format (check one);  Yes       No  X
                                                                 -----    -----

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS


                                                                        June 30,                     December 31,
                                                                          1996                          1995
                                                                       ----------                    -----------
CURRENT ASSETS                                                         (Unaudited)
  Cash                                                                  $       50                 $         -
                                                                        ----------                 -----------

     Total Current Assets                                                       50                           -
                                                                        ----------                 -----------

     TOTAL ASSETS                                                       $       50                 $         -
                                                                        ==========                 ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                      $   22,982                 $    26,733
  Note payable - related party (Note 3)                                      9,950                      10,000
                                                                        ----------                 -----------

     Total Current Liabilities                                              32,932                      36,733
                                                                        ----------                 -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 50,000,000 shares
   authorized of $0.001 par value, 724,059 and
   663,559 shares issued and outstanding                                       724                         664
  Additional paid-in capital                                             4,814,162                   4,798,422
  Deficit accumulated during the
   development stage                                                         (4,88)                 (4,835,819)
                                                                        ----------                 -----------

     Total Stockholders' Equity (Deficit)                                  (32,882)                    (36,733)
                                                                        ----------                 -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                                    $       50                 $         -
                                                                        ==========                 ===========





   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                                             From
                                                                                                         Inception on
                                        For the Three Months              For the Six Months              December 1,
                                           Ended June 30,                   Ended June 30,               1980 Through
                                  -------------------------------   ------------------------------         June 30,
                                        1996             1995             1996            1995               1996
                                  --------------   --------------   --------------   -------------    ---------------
REVENUES                          $       -        $       -        $       -        $      -         $        -

EXPENSES                                   9,608              785           11,949           7,706             42,426

LOSS FROM
 DISCONTINUED
 OPERATIONS (NOTE 4)                      -                -                -               -               4,805,342
                                  --------------   --------------   --------------   -------------    ---------------

NET (LOSS) INCOME                 $       (9,608)  $         (785)  $      (11,949)  $      (7,706)   $   (4,847,768)
                                  ==============   ==============   ==============   =============    ==============

NET INCOME (LOSS)
 PER SHARE                        $        (0.01)  $        (0.00)  $        (0.02)  $       (0.01)
                                  ==============   ==============   ==============   =============

WEIGHTED AVERAGE
 NUMBER OF SHARES
  OUTSTANDING                            708,934          663,508          708,934         663,508
                                  ==============   ==============   ==============   ==============



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                           Deficit
                                                                                         Accumulated
                                             Common Stock                 Additional     During the    Stock
                                ----------------------------------         Paid-in       Development   Subscriptions
                                       Shares            Amount            Capital         Stage       Receivable
                                -------------      ------------      ---------------     -----------   -------------
Balance, December 1, 1980                 -        $        -        $        -        $        -       $-

Common stock issued at
 inception for $0.20 per share            32,250                32             6,418            -        -

Net loss from inception on
  December 1, 1980 through
  December 31, 1980                       -                 -                 -                   (300)  -
                                 ---------------   ---------------   ---------------   ---------------   ------

Balance, December 31, 1980                32,250                32             6,418              (300)  -

Common stock issued for
 services rendered at $35.00
 per share                                 2,000                 2            69,898            -        -

Common stock issued for
 cash at $16.60 per share                 21,250                21           351,229            -        -

Common stock issued for
 oil and gas properties at
 $3.40 per share                         140,000               140           472,022            -        -

Common stock issued
 for cash from stock
 offering at $20.00 per share            175,000               175         3,499,825            -        -

Stock offering costs                      -                 -               (350,000)           -        -

Net loss for the year ended
 December 31, 1981                        -                 -                 -               (628,545)  -
                                 ---------------   ---------------   ---------------   ---------------   ------

Balance, December 31, 1981               370,500               370         4,049,392          (628,845)  -

Issuance of common stock
 subscriptions                            14,000                14           176,236            -        (245,000)

Net loss for the year ended
 December 31, 1982                        -                 -                 -             (1,075,657)  -
                                 ---------------   ---------------   ---------------   ---------------   -----

Balance, December 31, 1982               384,500   $           384   $     4,225,628   $    (1,704,502) $(245,000)
                                 ---------------   ---------------   ---------------   ---------------  ---------


   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                      Deficit
                                                                                     Accumulated
                                              Common Stock             Additional     During the     Stock
                                      ---------------------------       Paid-in      Development     Subscriptions
                                         Shares            Amount       Capital        Stage         Receivable
                                      ---------           -------      ---------     ------------    -------------
Balance, December 31, 1982               384,500          $    384    $ 4,225,628  $(1,704,502)      $(245,000)

Cancellation of common stock            (22,500)              (22)             22        -               -

Issuance of common stock at
 $5.00 per share                             875                 1          5,624        -               -

Issuance of common stock
 subscriptions                             1,250                 1          4,999        -              (6,250)

Net loss for the year ended
 December 31, 1983                        -                 -              -          (289,161)          -
                                      ----------          --------    -----------  ------------      -----------

Balance, December 31, 1983               364,125               364      4,236,273   (1,993,663)       (251,250)

Net loss for the year ended
 December 31, 1984                        -                 -              -          (307,183)          -
                                      ----------          --------    -----------  ------------      -----------

Balance, December 31, 1984               364,125               364      4,236,273   (2,300,846)       (251,250)

Cancellation of subscriptions
 receivable                             (15,250)              (15)      (181,235)         -            251,250

Net loss for the year ended
 December 31, 1985                        -                 -              -          (707,785)          -
                                      ----------          --------    -----------  ------------      -----------

Balance, December 31, 1985               348,875               349      4,055,038   (3,008,631)          -

Common stock issued for
 services rendered at $0.20
 per share                                14,684                15          2,912        -               -

Net loss for the year ended
 December 31, 1986                        -                 -              -        (1,656,973)          -
                                      ----------          --------    -----------  ------------      -----------

Balance, December 31, 1986               363,559          $    364    $ 4,057,950  $(4,665,604)      $   -
                                      ----------          --------    -----------  ------------      -----------



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                            Common Stock               Additional         During the     Stock
                                 ---------------------------------      Paid-in          Development     Subscriptions
                                      Shares            Amount          Capital             Stage        Receivable
                                 ---------------   ---------------   ---------------   ---------------   --------------
Balance, December 31, 1986               363,559   $           364   $     4,057,950   $    (4,665,604) $-

Net loss for the year ended
 December 31, 1987                        -                 -                 -               (16,527)   -
                                 ---------------   ---------------   ---------------   ---------------  --------

Balance, December 31, 1987               363,559               364         4,057,950       (4,682,131)   -

Notes payable paid off by
 related party, treated as
 additional paid-in capital
 (Note 3)                                 -                 -                641,028            -        -

Net loss for the year ended
 December 31, 1988                        -                 -                 -               (39,795)   -
                                 ---------------   ---------------   ---------------   ---------------  --------

Balance, December 31, 1988               363,559               364         4,698,978       (4,721,926)   -

Common stock issued in lieu
 of wages at $0.35 per share
 (Note 3)                                150,000               150            52,850            -        -

Net loss for the year ended
 December 31, 1989                        -                 -                 -               (68,421)   -
                                 ---------------   ---------------   ---------------   ---------------  --------

Balance, December 31, 1989               513,559               514         4,751,828       (4,790,347)   -

Net loss for the year ended
 December 31, 1990                        -                 -                 -               (14,995)   -
                                 ---------------   ---------------   ---------------   ---------------  --------

Balance, December 31, 1990               513,559               514         4,751,828       (4,805,342)   -

Common stock issued in lieu
 of wages at $0.29 per share
 (Note 3)                                150,000               150            42,850            -        -

Net loss for the year ended
 December 31, 1991                        -                 -                 -                 -        -
                                 ---------------   ---------------   ---------------   ---------------  --------

Balance, December 31, 1991               663,559   $           664   $     4,794,678   $   (4,805,342)  $-
                                 ---------------   ---------------   ---------------   ---------------  --------



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                          Deficit
                                                                                        Accumulated
                                             Common Stock                Additional      During the     Stock
                                   -------------------------------        Paid-in        Development    Subscriptions
                                       Shares            Amount           Capital           Stage       Receivable
                                   -------------   ---------------   ---------------   ---------------  -------------
Balance, December 31, 1991               663,559   $           664   $     4,794,678   $   (4,805,342)  $-

Net loss for the year ended
 December 31, 1992                        -                 -                 -                (2,782)   -
                                   -------------   ---------------   ---------------   --------------    ------

Balance, December 31, 1992               663,559               664         4,794,678       (4,808,124)   -

Net loss for the year ended
 December 31, 1993                        -                 -                 -                (1,010)   -
                                   -------------   ---------------   ---------------   --------------    ------

Balance, December 31, 1993               663,559               664         4,794,678       (4,809,134)   -

Payment of accounts payable
 treated as additional paid-in
 capital (Note 3)                         -                 -                  3,744            -        -

Net loss for the year ended
 December 31, 1994                        -                 -                 -               (19,035)   -
                                   -------------   ---------------   ---------------   --------------    ------

Balance, December 31, 1994               663,559               664         4,798,422       (4,828,169)   -

Net loss for the year ended
 December 31, 1995                        -                 -                 -                (7,650)   -
                                   -------------   ---------------   ---------------   --------------    ------

Balance, December 31, 1995               663,559               664         4,798,422       (4,835,819)   -

Common stock issued for
  cash at $1.50 per share
  (Unaudited)                             10,500                10            15,740            -        -

Payment on note payable
 through the issuance of
 common stock (Unaudited)                 50,000                50            -                 -        -

Net loss for the six
 months ended
 June 30, 1996 (Unaudited)                -                 -                 -               (11,949)   -
                                   -------------   ---------------   ---------------   --------------    ------

Balance, June 30, 1996 (Unaudited)       724,059   $           724   $     4,814,162   $   (4,847,768)  $-
                                   =============   ===============   ===============   ==============   =========


   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                          From
                                                                                                          Inception on
                                                                                                          December 1,
                                       For the Three Months               For the Six Months              1980 Through
                                          Ended June 30,                    Ended June 30,                June 30,
                                  -------------------------------   ------------------------------    --------------
                                        1996            1995             1996            1995              1996
                                  --------------   --------------   --------------   -------------    --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Loss from operations            $       (9,608)  $         (785)  $      (11,949)  $      (7,706)   $(4,847,768)
  Loss from disposal of
   oil and gas properties                 -                -                -               -              472,162
  Payment of liabilities by
   shareholder                            -                -                -               -              644,772
  Common stock issued for
   services and wages                     -                -                -               -              168,827
  Increase (decrease) in
   accounts payable                        9,608              785           (3,751)          7,706          22,982
                                  --------------   --------------   --------------   -------------    ------------

     Net Cash (Used) by
      Operating Activities                -                -               (15,700)         -          (3,539,025)
                                  --------------   --------------   --------------   -------------    ------------

CASH FLOWS FROM
 INVESTING ACTIVITIES                     -                -                -               -              -
                                  --------------   --------------   --------------   -------------    ------------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from note
   payable                                -                -                -               -               10,000
  Common stock issued for
   cash                                   -                -                15,750          -            3,529,075
                                  --------------   --------------   --------------   -------------    ------------

     Net Cash Provided by
      Financing Activities                 -               -                15,750          -            3,539,075
                                  --------------   --------------   --------------   -------------    ------------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                              -                -                    50          -                  50

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD                      -                -                -               -              -
                                  --------------   --------------   --------------   -------------    -----------
CASH AND CASH
 EQUIVALENTS AT
  END OF PERIOD                   $       -        $        -       $           50   $      -         $        50
                                  ==============   ==============   ==============   =============    ===========



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                       For the Three Months              For the Six Months                  December 1,
                                          Ended June 30,                    Ended June 30,                  1980 Through
                                    --------------------------        --------------------------              June 30,
                                      1996             1995             1996             1995                   1996
                                    --------         --------         --------         ---------               -----
CASH PAID FOR

  Interest                          $   -          $   -              $   -          $    -                    $  233,153
  Taxes                             $   -          $   -              $   -          $    -                    $    -

NON CASH FINANCING
 ACTIVITIES

  Common stock issued for
   oil and gas properties           $   -          $   -              $   -          $    -                    $  472,162

  Common stock issued for
   service rendered and
   wages                            $   -          $   -              $   -          $    -                    $  168,827

  Liabilities paid by
   shareholders added to
   additional paid-in capital       $   -          $   -              $   -          $    -                    $  644,772

  Common stock issued for
   a reduction in note
   payable                          $   -          $   -              $  50          $    -                    $       50



   The accompanying notes are an integral part of these financial statements.

                           BLUE JAY ENTERPRISES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 1996 and December 31, 1995


NOTE 1 -  ORGANIZATION AND HISTORY

         The financial statements presented are those of Blue Jay Enterprises, Inc. (the "Company"). The Company was incorporated under the laws of the State of Delaware on December 1, 1980, under the name of Blue Jay Energy Corporation. The name was changed to Blue Jay Enterprises, Inc. on July 1, 1986. The Company was organized to engage in oil and gas exploration and development.
The Company discontinued operations in 1990, and has been reclassified as a development stage company. Since the discontinuation of operations, the Company has sought new business opportunities believed to hold a potential for profit. See Item 2, Plan of Operations.

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

         c.      Provision for Taxes

         At June 30, 1996, the Company had net operating loss carry forwards totaling approximately $4,850,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statement. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation of the same amount.

Note 3 -  RELATED PARTY TRANSACTIONS

         For the periods ended June 30, 1996 and December 31, 1995, a certain shareholder of the Company paid $5,206 and $7,650 in expenses on the Company's behalf, respectively. These expenses are to be repaid and are carried in accounts payable at June 30, 1996 and December 31, 1995, respectively.

         For the year ended December 31, 1994, shareholders of the Company contributed $3,744 to meet minimal Company expenses. This amount was treated as additional paid-in capital. Shareholders of the Company also paid $8,000 in expenses on the Company's behalf. These expenses are to be repaid and are carried in accounts payable at December 31, 1995.


   The accompanying notes are an integral part of these financial statements.

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

         On January 16, 1988, the Company issued a $10,000, non-interest bearing note payable for back salaries owed to the President of the Company. On March 28, 1996, $50.00 of the principal amount was paid through the issuance of 50,000 shares of the Company's common stock to its President. The remaining balance of the note was payable January 16, 1994, and is in default making it due immediately without demand or notice. The note is convertible at any time, at the option of the payee, into the Company's common shares at the par value at time of conversion.

         A related party paid off a loan from a financial institution which totaled $501,207 during 1988. The total amount due to the related party was $641,028 which was converted into additional paid-in capital.

Note 4 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has entered into agreements pursuant to which it will acquire operating businesses. See Item 2, Plan of Operations. Until the transactions contemplated by those agreements are consummated, the President of the Company has agreed to advance personal funds to meet certain of the Company's obligations.

Note 5 - DISCONTINUED OPERATIONS

         In or about 1986, the Company ceased operations in the oil and gas field and until 1990 confined its activities to the winding up of matters arising out of prior years' operations. The Company discontinued all business operations in or about 1990. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations.

Note 6 - LITIGATION SETTLEMENT

         On July 29, 1994, the Company entered into a Mutual Release of All Claims with Dime Box Petroleum Corporation (DBPC) and certain of its related limited partnerships. DBPC and the Company released each other from any claims against each other and covenanted not to sue each other forever.

Note 7 - COMMON STOCK

         On March 9, 1995, the shareholders of the Company approved a one for twenty (1 for 20) reverse split of the Company's common stock. The financial statements reflect the reverse split on a retroactive bases. The par value of the Company's common stock was reduced from $0.01 to $0.001 and the shares authorized were increased to 50,000,000.


   The accompanying notes are an integral part of these financial statements.

Item 2.  PLAN OF OPERATIONS

         In the current fiscal year and for a number of prior years, including the two most recent fiscal years, the Company's sole activity has been to seek new business, which activity has been financed by advances from management. During that period, the Company has had no operations and no revenues from operations.

         The Company has entered into agreements (the "Agreements") which, as modified on July 31, 1996, provide for the Company to acquire all of the issued and outstanding common stock of United Dynamatics, Inc., a Delaware corporation ("UDI"), and 81% of the issued and outstanding common stock of Maxwell Dynamometer Systems, Inc., a Delaware corporation ("Maxwell").

         UDI, though its wholly owned subsidiary Dynamatic Corporation ("Dynamatic"), manufactures specialized electric motors and variable speed drives and controls utilizing the Eddy Current Drive ("ECD") operating principal to control motor speed. The variable speed drives are used in a variety of products including stamping presses, pumps and special process equipment. Dynamatic also manufactures engine dynamometers and transmission dynamometers for a variety of large industrial customers, primarily in the automotive and heavy equipment industries. UDI employs approximately 125 persons at facilities in Kenosha, Wisconsin and Exton, Pennsylvania.

         Maxwell manufactures and installs customized dynamometer systems. Its current focus is on large diameter dynamometers primarily used to perform various tests on trucks and buses. Maxwell employs approximately 16 persons at facilities in Exton, Pennsylvania.

         The UDI and Maxwell transactions are contingent on the satisfaction of certain conditions and the closing is expected to occur by September 30, 1996.



                          PART II - OTHER INFORMATION

Item 6 -

         (a)     Exhibit No.                                Description
                 ----------                                 -----------
                 10.1             First Amended Purchase and Sale Agreement, dated July 31, 1996 (UDI).

                 10.2             First Amended Purchase and Sale Agreement, dated July 31, 1996 (Maxwell).

                 27.1             Financial Data Schedule.


         (b) The Company filed a Report on Form 8-K on June 7, 1996. Item 5 of such Form 8-K reported on the Company's execution of agreements to purchase all of the issued and outstanding common stock of UDI and certain other assets.


   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BLUE JAY ENTERPRISES, INC.



Date: August 12, 1996                   /s/ ROBERT M. BERNSTEIN
                                        Robert M. Bernstein, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 12, 1996                   /s/ ROBERT M. BERNSTEIN
                                        Robert M. Bernstein, President



Date: August 12, 1996                   /s/ HARVEY KRAVETZ
                                        Harvey Kravetz, Secretary