Form 10QSB
period 1996-09-30
UNIDYNE CORP
filed 1996-11-14
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

         For the quarterly period ended September 30, 1996

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------------

           Commission file number
                                  ----------------------------------

                              UNIDYNE CORPORATION
                      (Exact name of small business issuer
                          as specified in its charter)

DELAWARE                                                                     23-2154902
(State or other jurisdiction                                           (IRS Employer Identification No.)
of incorporation or organization)

                 118 PICKERING WAY, SUITE 104, EXTON, PA 19341
                    (Address of principal executive offices)

                                 (610) 363-8237
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ------    --------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes        No
    ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,553,628 AS OF SEPTEMBER 30, 1996

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                 ----    ----

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                              UNIDYNE CORPORATION
                                 BALANCE SHEETS
                                 (UNAUDITED)



                                                                ASSETS

                                                                             September 30,      December 31,
                                                                                 1996               1995
                                                                                    (In thousands)

 Current assets:
   Cash                                                                                $227              $193
   Accounts receivable, net of allowance for doubtful
     accounts of $25 and $24, respectively                                            2,202             2,488
   Inventory                                                                          3,037             2,763
   Prepaid expenses                                                                      71                33
   Deferred income taxes                                                                159               159
                                                                                    -------           -------
                                                                                      5,696             5,636
                                                                                    -------            ------
 Property, plant and equipment
   Land                                                                                 160               160
   Buildings                                                                          3,687             3,687
   Machinery and equipment                                                            6,000             5,862
                                                                                    -------           -------
   Accumulated depreciation                                                           9,847             9,709
                                                                                    (1,182)             (360)
                                                                                    -------           -------
                                                                                      8,665             9,349

   Investments                                                                          642               ---
   Due from affiliate                                                                   647                47
   Other assets                                                                         589               158
                                                                                    -------           -------
                                                                                    $16,239           $15,190
                                                                                    =======           =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                  $1,275              $500
   Current portion of long-term debt                                                    413             1,543
   Short-term debt                                                                    1,850             1,860
   Accrued compensation                                                                 390               647
   Other accrued liabilities                                                            265               500
   Income taxes payable                                                                 228               138
                                                                                    -------           -------
                                                                                      4,421             5,188
                                                                                    -------           -------

 Long-term debt                                                                       2,088             2,399
 Note payable to EATON                                                                2,972             2,718
 Deferred income taxes                                                                   61                61
 Pension benefit obligations                                                          1,967             1,810
 Post retirement benefits other than pensions                                         3,168             2,955

 Stockholders' equity
   Common Stock                                                                           8                 7
   Additional paid-in capital                                                         1,218                 0
   Retained earnings                                                                    336                52
                                                                                    -------           -------
                                                                                      1,562                59
                                                                                    -------           -------
                                                                                    $16,239           $15,190
                                                                                    =======           =======

   The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                              STATEMENTS OF INCOME
                                  (UNAUDITED)



                                               Three Months         One Month         Nine Months         One Month
                                                   Ended              Ended              Ended              Ended
                                               September 30,      September 30,      September 30,      September 30,
                                                   1996               1995               1996                1995
                                                   ----               ----               ----                ----

                                                               (in thousands, except per share data)
 Net Sales                                             $4,031             $1,668             $12,693             $1,668

 Costs and expenses

 Cost of products sold                                  2,649                921               7,880                921
 Selling and administrative expense                     1,259                446               3,336                446
 Research and development expense                         114                 83                 344                 83
                                                  -----------        -----------         -----------        -----------
                                                        4,022              1,450              11,560              1,450
                                                  -----------        -----------         -----------        -----------

 Income from operations                                     9                218               1,133                218

 Interest expense                                         221                 83                 660                 83
                                                  -----------        -----------         -----------        -----------

 Income (loss) before income taxes                      (212)                135                 473                135

 Income tax provision (benefit)                          (85)                 54                 189                 54
                                                  -----------        -----------         -----------        -----------

 Net income (loss)                                     ($127)                $81                $284                $81
                                                  ===========        ===========         ===========        ===========

 Primary earnings (loss) per share                    ($0.02)              $0.01               $0.04              $0.01
                                                  -----------        -----------         -----------

 Weighted average number of Common
  Stock and equivalents outstanding                 7,398,336          7,180,090           7,269,644          7,180,090
                                                  -----------        -----------         -----------        -----------




   The accompanying notes are an integral part of these financial statements.

                          EDDY CURRENT DRIVES DIVISION
        STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN DIVISION EQUITY
               FOR THE TWO AND EIGHT MONTHS ENDED AUGUST 31, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                        Two Months            Eight Months
                                                           Ended                  Ended
                                                      August 31, 1995        August 31,1995
                                                      ---------------        --------------
 Revenues                                                        $2,582                 $11,988

 Expenses

    Cost of products sold                                         1,900                   7,764
    Selling and administrative expense                              656                   3,219
    Research and development expense                                 58                     212
                                                           ------------         ---------------
                                                                  2,614                  11,195
                                                           ------------         ---------------

 Revenues in excess of (less than) expenses                        (32)                     793

 Net repayments of corporate advances                           (1,121)                   (988)

 Division Equity, beginning of period                           (4,192)                 (5,150)
                                                           ------------         ---------------
 Division Equity, end of period                                ($5,345)                ($5,345)
                                                           ============         ===============



   The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                          Nine Months        One Month
                                                             Ended             Ended
                                                         September 30,     September 30,
                                                             1996              1995
                                                             ----              ----


 Cash flows from operating activities:                           (in thousands)
   Net income                                                      $284               $81
   Adjustments to reconcile net income to
      cash flows from operating activities
      Depreciation and amortization                                 855                99
      Changes in-
      Accounts receivable, net                                      286           (1,681)
      Inventories                                                 (274)               357
      Prepaid expenses and other assets                            (64)             (185)
      Accounts payable                                              775               882
      Accrued compensation                                           80               309
      Accrued expenses                                               20               269
      Other liabilities                                             624                76
                                                           ------------     -------------
 Net cash provided by operating activities                        2,586               207
                                                          -------------     -------------


 Cash flows for investing activities:
   Purchase of property, plant and equipment                      (138)              (12)


 Cash flows from financing activities:
   Net borrowings (repayments) on revolving loans                  (10)               163
   Net borrowings on subordinated debenture                         ---                50
   Issuance of Common Stock                                          75               ---
   Offering related costs                                         (438)               ---
   Principal payments on long-term debt                         (1,441)               (5)
   Advances to affiliate
                                                                  (600)               ---
                                                          -------------     -------------

 Net cash provided by (used for) financing
   activities                                                   (2,414)               208
                                                          -------------     -------------

 Net increase in cash                                                34               403

 Cash, beginning of period                                          193                 2
                                                          -------------     -------------
 Cash, end of period                                               $227            $40505
                                                          =============     =============
 Cash paid for:
 Interest                                                          $243              $---
                                                          =============     =============
 Income taxes                                                       100               ---
                                                          =============     =============

   The accompanying notes are an integral part of these financial statements.

                          EDDY CURRENT DRIVES DIVISION
                            STATEMENT OF CASH FLOWS
                   FOR THE EIGHT MONTHS ENDED AUGUST 31, 1995
                                 (IN THOUSANDS)


Cash flows from operating activities:

   Revenues in excess of expenses                                              $793
   Adjustments to reconcile revenues in excess of expenses
      to cash flows from operating activities:
      Depreciation and amortization                                             457
      Changes in -
        Accounts receivable, net                                               (12)
        Inventories                                                             243
        Prepaid expenses and other assets                                     (381)
        Accounts payable                                                        239
        Accrued compensation                                                  (124)
        Accrued expenses                                                       (32)
        Other liabilities                                                     (325)
                                                                   ----------------
Net cash provided by operating activities                                       858
                                                                   ----------------

Cash flows for investing activities:
   Purchase of property, plant and equipment                                  (192)
   Proceeds on disposition of property, plant and equipment                     240
                                                                    ---------------
   Net cash provided by investing activities                                     48

Cash flows from financing activities:
  Net repayments of corporate advances                                        (988)
  Net inter-divisional advances                                                  63
                                                                   ----------------

Net cash used for financing activities                                        (925)
                                                                   ----------------

Net decrease in cash                                                           (19)


Cash, beginning of period                                                        42
                                                                   ----------------

Cash, end of period                                                             $23
                                                                   ================
Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest                                                                   $ --
                                                                   ================
    Income taxes                                                                 --
                                                                   ================

   The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION

         On September 2, 1996, Blue Jay Enterprises, Inc. ("Blue Jay") completed the acquisition of all the issued and outstanding stock of United Dynamatics, Inc. ("UDI"), a Delaware corporation, and certain assets of Capital Idea, Inc., a Colorado corporation. After the acquisition, Blue Jay changed its name to UNIDYNE Corporation (the "Company"). The acquisition of UDI was treated as a reverse acquisition for accounting purposes. Accordingly, the accompanying financial statements of the Company include amounts for periods prior to the acquisition.

         On September 1, 1995, UDI acquired substantially all of the operating assets of the Eddy Current Drives Division (the "Division") of Eaton Corporation ("EATON"). Effective with the acquisition, the Division commenced operations as Dynamatic Corporation ("Dynamatic"), a wholly-owned subsidiary of UDI.

         Dynamatic manufactures specialized electric motors and variable speed drives and controls utilizing the Eddy Current Drive operating principal to control motor speed. The variable speed drives are used in a variety of products including stamping presses, pumps and special process equipment. Dynamatic also manufactures engine dynamometers and transmission dynamometers for a variety of large industrial customers, primarily in the automotive and heavy equipment industries. The Company employs approximately 125 persons at facilities in Kenosha, Wisconsin and Exton, Pennsylvania.

NOTE 2 - BASIS OF PRESENTATION

         In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are necessary for a fair presentation of the Company's results of operation and changes in financial position for the interim periods presented.

NOTE 3 - INVESTMENTS

         In September 1996, the Company acquired a 9% interest in Maxwell Dynamometer Systems, Inc. ("Maxwell"), a Delaware corporation, in exchange for 160,500 shares of the Company's common stock, par value $.001 per share (the "Common Stock"). The majority owner of the Company is also the majority owner of Maxwell. Maxwell manufactures and installs customized dynamometer systems, primarily for trucks and buses. Maxwell employs approximately 16 persons at facilities in Exton, Pennsylvania.

NOTE 4 - DUE FROM AFFILIATE

         During 1996, the Company advanced Maxwell $600,000. The advances were used to fund operations of Maxwell relating to joint efforts between the Company and Maxwell in sales to the emissions testing market.

NOTE 5 - OTHER ASSETS

         In 1996, the Company incurred approximately $438,000 in professional fees relating to a proposed offering of the Company's Common Stock.

                              UNIDYNE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 6 - EQUITY

         In September 1996, the Company established a stock option plan for certain management and directors, pursuant to which the Company issued 700,000 options. The Company issued 154,538 shares of its Common Stock upon exercise of a portion of the options in exchange for accrued salaries and fees totalling
$502,250.   Common Stock, at December 31, 1995, has been restated to reflect the acquisition of 100% of the outstanding common stock of UDI by Blue Jay.


NOTE 7 - SUBSEQUENT EVENTS

         In November 1996, the Company and EATON agreed to amend the agreement pursuant to which UDI purchased the assets of the Division from EATON (the "Amendment"). Pursuant to the Amendment, the Company has been relieved of its obligation to make $4.5 million in note payments. The present value of such payments is carried on the balance sheet at $2,972,000 as of September 30, 1996. In exchange, the Company will issue up to 800,000 shares of its Common Stock to EATON. The Amendment is contingent upon the Company's refinancing of the mortgage held by EATON on the Company's operating facilities. The transaction is expected to close on or before December 15, 1996.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation." The Company will implement the disclosure requirements of SFAS 123 as required.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All amounts used herein are in thousands.

         Effective September 1, 1995, UDI acquired substantially all the assets of the Division. The foregoing financial statements of the Company reflect the results of operations since the acquisition.

RESULTS OF OPERATIONS

         During the three-month period ended September 30, 1996, the Company had sales of $4,031, compared to sales of $4,250 during the three-month period ended September 30, 1995. During the three-month period ended September 30, 1996, the Company's costs of sales was $2,649, or 65.7%, compared with $2,821, or 66.4%, during the three-month period ended September 30, 1995.

         During the three-month period ended September 30, 1996, the Company had selling and administrative expenses and interest expense, respectively, of $1,259, or 31.2%, of sales and $221, or 5.5%, of sales. Selling and administrative expense reflects approximately $200 of non-recurring charges relative to the acquisition of UDI during the three-month period ended September 30, 1996.

         During the nine-month period ended September 30, 1996, the Company had sales of $12,693, a decrease of $963, or 7.1%, compared with sales of $13,656 in the nine-month period ended September 30, 1995. During the nine-month period ended September 30, 1996, the Company had cost of sales of $7,880, or 62.1% to sales, a decrease of $805, or 9.3%, compared with costs of sales of $8,685, or 63.6% to sales in the nine-month period ended September 30, 1995.

         During the nine-month period ended September 30, 1996, the Company had selling and administrative expense and interest expense, respectively, of $3,336, or 26.3%, to sales and $660, or 5.2%, to sales. Selling and administrative expense reflects approximately $300 of non-recurring charges relative to the acquisition of UDI in the nine-month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operating requirements, capital expenditures and expenses associated with the acquisition of UDI through cash flows from operations and financing arrangements.

         At September 30, 1996, the Company's working capital was approximately $1,275, compared to working capital of approximately $448 at December 31, 1995. This increase is principally due to cash payments which reduced the current portion of debt, the exchange of accrued salaries and fees for shares of the Company's Common Stock, and was partially offset by an increase in accounts payable. At September 30, 1996, the Company had approximately $100 available under its existing line-of-credit arrangements.

                          PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES.

         On September 3, 1996, the Company filed an Amended and Restated Certificate of Incorporation (the "Certificate") with the Delaware Secretary of State. Among other items, the Certificate created a class of preferred stock, par value $10.00 per share, of which 20,000,000 shares are authorized and none are issued. In the event that the Company's preferred stock is issued, rights of the holders of the Company's common stock, par value $.001 per share, would become subordinated to those of the holders of the preferred stock.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 2, 1996, Robert M. Bernstein, as holder of approximately 51.9% of the outstanding common stock of the Company, executed a Written Consent in lieu of Special Meeting of the Shareholders (the "Written Consent"). The matters determined in the Written Consent were disclosed in the Information Statement and the Company's Form 8-K, filed with the Commission on September 9, 1996, which are hereby incorporated by reference.

         Pursuant to the Written Consent, Robert M. Bernstein and Harvey Kravetz were elected as directors of the Company. Mr. Bernstein and Mr. Kravetz resigned from the Board of Directors on September 2, 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibit No.                                Description
                 ----------                                 -----------
                 3.1              Amended and Restated Certificate of Incorporation of the Company.*

                 3.2              Amended and Restated Bylaws of the Company.*

                 10.1             First Amended Purchase and Sale Agreement, dated July 31, 1996, among Robert M. Bernstein, Blue
                                  Jay Enterprises, Inc. and certain shareholders of UDI.*

                 10.2             Second Amendment to Purchase and Sale Agreement, dated September 2, 1996, among Robert M.
                                  Bernstein, Blue Jay Enterprises, Inc. and certain shareholders of UDI.*

                 10.3             Second Amended Purchase and Sale Agreement, dated September 2, 1996, among Robert M. Bernstein,
                                  Blue Jay Enterprises, Inc. and Capital Idea, Inc.*

                 16.1             Letter of Jones, Jensen & Co.*

                 19.1             Section 14(c) Information Statement, dated August 12, 1996.**

                 19.2             Form 8-K, dated September 13, 1996.**

                 19.3             Form 8-K/A, dated September 17, 1996.**

                 27.1             Financial Data Schedule.**

-----------------------------
*        Filed previously and incorporated herein by reference.
**       Filed herewith.


         (b) The Company filed a Report on Form 8-K on June 7, 1996. Item 5 of such Form 8-K reported on the Company's execution of agreements to purchase all of the issued and outstanding Common Stock of UDI and certain other assets.

         (c)     The Company filed a Report on Form 8-K on September 9, 1996.
                 Item 4 of such Form 8-K reported on the Change in Registrant's Certifying Accountants. Item 5 of such Form 8-K reported on the Company's amendment of its Certificate of Incorporation and By-laws. The Company filed a Report on Form 8-K/A on September 17, 1996 amending the Form 8-K.

         (d)     The Company filed a Report on Form 8-K on September 13, 1996.
                 Item 1 of such Form 8-K reported on the Changes in Control of Registrant. Item 2 of such Form 8-K reported on the Acquisition or Disposition of Assets. The Company filed a Report on Form 8-K/A on November 14, 1996 providing financial information relating to the Assets acquired.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIDYNE CORPORATION



Date: November 14, 1996             /s/ C. Eugene Hutcheson
                                   --------------------------------------------
                                   C. Eugene Hutcheson, Chairman
                                   and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: November 14, 1996             /s/ C. Eugene Hutcheson
                                   --------------------------------------------
                                   C. Eugene Hutcheson, Chairman, Chief
                                   Executive Officer and President


Date: November 14, 1996             /s/ Timothy Flynn
                                   --------------------------------------------
                                   Timothy Flynn, Vice President and Assistant
                                   Treasurer

Date: November 14, 1996             /s/ Charlotte Doremus
                                   --------------------------------------------
                                   Charlotte Doremus, Secretary and Treasurer