Form 10QSB/A
period 1996-09-30
UNIDYNE CORP
filed 1996-12-03
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,555,628 AS OF SEPTEMBER 30, 1996

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

                              UNIDYNE CORPORATION
                              STATEMENTS OF INCOME
                                  (UNAUDITED)



                                               Three Months         One Month         Nine Months         One Month
                                                   Ended              Ended              Ended              Ended
                                               September 30,      September 30,      September 30,      September 30,
                                                   1996               1995               1996                1995
                                                   ----               ----               ----                ----

                                                               (in thousands, except per share data)
 Net Sales                                             $4,031             $1,668             $12,693             $1,668

 Costs and expenses

 Cost of products sold                                  2,649                921               7,880                921
 Selling and administrative expense                     1,259                446               3,336                446
 Research and development expense                         114                 83                 344                 83
                                                  -----------        -----------         -----------        -----------
                                                        4,022              1,450              11,560              1,450
                                                  -----------        -----------         -----------        -----------

 Income from operations                                     9                218               1,133                218

 Interest expense                                         221                 83                 660                 83
                                                  -----------        -----------         -----------        -----------

 Income (loss) before income taxes                      (212)                135                 473                135

 Income tax provision (benefit)                          (85)                 54                 189                 54
                                                  -----------        -----------         -----------        -----------

 Net income (loss)                                     ($127)                $81                $284                $81
                                                  ===========        ===========         ===========        ===========

 Primary earnings (loss) per share                    ($0.02)              $0.01               $0.04              $0.01
                                                  -----------        -----------         -----------        -----------

 Weighted average number of Common
  Stock and equivalents outstanding                 7,398,336          7,180,090           7,269,644          7,180,090
                                                  -----------        -----------         -----------        -----------




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

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                          Nine Months        One Month
                                                             Ended             Ended
                                                         September 30,     September 30,
                                                             1996              1995
                                                             ----              ----


 Cash flows from operating activities:                           (in thousands)
   Net income                                                      $284               $81
   Adjustments to reconcile net income to
      cash flows from operating activities
      Depreciation and amortization                                 855                99
      Changes in-
      Accounts receivable, net                                      286           (1,681)
      Inventories                                                 (274)               357
      Prepaid expenses and other assets                            (64)             (185)
      Accounts payable                                              775               882
      Accrued compensation                                           80               309
      Accrued expenses                                               20               269
      Other liabilities                                             624                76
                                                           ------------     -------------
 Net cash provided by operating activities                        2,586               207
                                                          -------------     -------------


 Cash flows for investing activities:
   Purchase of property, plant and equipment                      (138)              (12)


 Cash flows from financing activities:
   Net borrowings (repayments) on revolving loans                  (10)               163
   Net borrowings on subordinated debenture                         ---                50
   Issuance of Common Stock                                          75               ---
   Offering related costs                                         (438)               ---
   Principal payments on long-term debt                         (1,441)               (5)
   Advances to affiliate                                          (600)               ---
                                                          -------------     -------------

 Net cash provided by (used for) financing
   activities                                                   (2,414)               208
                                                          -------------     -------------

 Net increase in cash                                                34               403

 Cash, beginning of period                                          193                 2
                                                          -------------     -------------
 Cash, end of period                                               $227              $405
                                                          =============     =============
 Cash paid for:
 Interest                                                          $243              $---
                                                          =============     =============
 Income taxes                                                       100               ---
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