Form 10KSB
period 1996-12-31
UNIDYNE CORP
filed 1997-04-01
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT of 1934

For the year ended December 31, 1996

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    -------------  to  --------------

Commission file number            0-10372
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

                                 (610) 363-8237
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----
Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-KSB or any amendment to this FORM 10-KSB ( ).

The issuer's net revenues for its most recent fiscal year were $16,605,000.

The aggregate market value of the issuer's voting stock held as of February 28, 1997 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date, was approximately $9,462,241 .


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS




Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes        No  X
    -----     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practicable date: 8,525,360 AS OF FEBRUARY 28, 1997

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                 ---     ---

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

UNIDYNE Corporation, through its subsidiaries Dynamatic Corporation ("Dynamatic") and Maxwell Dynamometer Systems, Inc. ("Maxwell"), manufactures vehicle testing equipment, including emissions testing and post-manufacturing testing, and specialized electric motors and variable speed drives and controls utilizing the Eddy Current Drive operating principle to control drive speed. UNIDYNE Corporation and its subsidiaries are herein collectively referred to as the "Company".

The Company's products are primarily marketed and sold by its field sales force and in-house staff. At present, the Company has an established sales and distribution network with customers located throughout the United States, Canada, Mexico and other foreign countries.

HISTORY OF THE COMPANY

The Company was incorporated under the laws of the State of Delaware on December 1, 1980, under the name of Blue Jay Energy Corporation, to engage in oil and gas exploration and development. Subsequently, the Company changed its name to Blue Jay Enterprises, Inc. ("Blue Jay"). In or about 1986, Blue Jay ceased operations in the oil and gas field and until 1990 confined its activities to the winding up of matters arising out of the prior years' operations. Blue Jay discontinued all business operations in or about 1990.

On September 2, 1996, Blue Jay completed the acquisition of all the issued and outstanding stock of United Dynamatics, Inc. ("UDI"), a Delaware corporation, and certain assets of Capital Idea, Inc. ("Capital Idea"), a Colorado corporation. After the acquisition, Blue Jay changed its name to UNIDYNE Corporation. Dynamatic is a wholly-owned subsidiary of UDI. The acquisition of UDI was treated as a reverse acquisition for accounting purposes. Accordingly, the accompanying financial statements of the Company include amounts for periods prior to the acquisition.

On September 2, 1996, the Company also acquired a 9% interest in Maxwell, a Delaware corporation. On December 31, 1996, the Company acquired the remaining 91% of Maxwell through a merger of Maxwell into a wholly-owned subsidiary of the Company. At the date of the merger, the majority owner of the Company was also a majority owner of Maxwell. Accordingly, the accompanying financial statements of the Company include amounts for periods prior to the acquisition.

On September 1, 1995, UDI acquired substantially all of the operating assets of the Eddy Current Drive Division (the "Division") of Eaton Corporation ("EATON"). Effective with the acquisition, the Division commenced operations as Dynamatic, a wholly-owned subsidiary of UDI.

PRODUCTS

Dynamatic manufactures specialized electric motors and variable speed drives and controls utilizing the Eddy Current Drive operating principle to control drive speed. The variable speed drives are used in a variety of products including stamping presses, pumps, and special process equipment. Dynamatic also manufactures engine dynamometers and transmission dynamometers for a variety of large industrial customers, primarily in the automotive and heavy equipment industries.

Maxwell has been designing and building engine and chassis dynamometers for over 50 years. This equipment is used to test engine and chassis performance for motor vehicles. Maxwell's customer base is made up of heavy-duty truck, bus and automobile manufacturers, fleet owners and transit authorities throughout the United States, Canada, and other foreign countries.

NEW PRODUCTS

The United States Environmental Protection Agency ("EPA") has created an Emission Testing Program (the "Program") which mandates enhanced emission tests of vehicles in 22 states which have not attained a level of clean air required by the Clean Air Act of 1990. Also, six additional states have voluntarily agreed to comply with the enhanced standards of the Program for automobile emissions testing. The enhanced emissions tests mandated by the Program must be performed under conditions that more closely simulate actual driving conditions, and are most effectively obtained by testing vehicles under load conditions, utilizing a chassis dynamometer. The Company has developed and intends to manufacture Emission Test Stands ("ETS") which are capable of meeting the enhanced standards of the Program. The major components of the ETS are a specialized chassis dynamometer designed and patented by Maxwell and emissions testing equipment and computer controls designed and developed by Dynamatic and Maxwell. The ETS will be assembled by Dynamatic.

SUPPLIERS

The Company currently purchases all of its materials from major vendors. The Company has not experienced any significant delays in the past due to vendors' inability to meet demand, and management believes that adequate materials will continue to be available to meet current product needs.

In connection with the Program, the Company will enter into purchase commitments with primary and secondary suppliers for key components of the ETS. The Company will utilize major vendors to meet the demands of the Program. Management believes that adequate supplies of components will be available.

MARKETING AND DISTRIBUTION

The Company markets and distributes its products under the Dynamatic and Maxwell names. Dynamatic continues to be the leading supplier, integrator, and manufacturer of standard Eddy Current drives, custom test stands and stamping press drives, highly engineered definite purpose motors and Eddy Current clutches, brakes and dynamometers. Dynamatic's products are sold through its own in-house staff and field sales force, both directly and through distributors throughout the United States, Canada and other foreign countries.

Maxwell markets its product through its own in-house staff. Maxwell markets its engine and chassis dynamometers and brake testers to heavy duty truck, bus and automobile manufacturers, fleet owners and transit authorities throughout the United States, Canada and other foreign countries.

The ETS will be marketed through in-house staff and through a field sales force. Initially, the Company will focus its marketing efforts in the states which have announced the earliest implementation dates of the Program. These appear to be Pennsylvania, California, Georgia, Virginia and New York.

COMPETITION

The Company competes on the basis of price, service, product quality, design and performance characteristics.


The Company anticipates that it will compete for sales of the ETS primarily with approximately four emissions testing equipment integrators (ESP, Automotive Diagnostics, Snap-on/ Sun and Worldwide Environmental). Competition for sales of the specialized chassis dynamometer designed for light trucks and automobiles is expected to come primarily from two chassis dynamometer manufacturers (Clayton Industries, Mustang Dynamometer). Maxwell encounters competition for dynamometer sales primarily from five dynamometer manufacturers (Clayton Industries, Mustang Dynamometer, Superflow, MAHA, and Schenk Pegasus).

The electric drives market is highly competitive. Dynamatic is the world's leading manufacturer of Eddy Current products, but continues to experience competitive pressures from manufacturers utilizing adjustable frequency and direct current technologies.

PATENTS

Dynamatic and Maxwell hold a number of patents. In 1995, Maxwell designed and patented a specialized chassis dynamometer for testing automobiles and light trucks under the EPA's Program. Maxwell has obtained United States design and utility patents on the chassis dynamometer which expire January 2010 and February 2014, respectively. The Company has also patented the chassis dynamometer in several foreign countries. Protection of these patents is important to the Company's competitive position.

TRADEMARKS

Dynamatic has registered two of its trademarks, AJUSTO-Spede TM and DYNAMATIC TM, in the United States and several foreign countries. All trademark filings are monitored and renewals are applied for on a timely basis. The trademark Dynamatic was first used on April 4, 1936.

GOVERNMENT APPROVAL

In order for equipment to be used in the Program, it must be certified by each state implementing the Program. In February 1997, the Company provided an ETS for a Beta site in Pennsylvania. The Company anticipates it will submit a unit for certification to California in March 1997. The Company intends to pursue certification in other states based upon scheduled Program implementation dates.

EMPLOYEES

As of December 31, 1996, the Company employed approximately 135 people at locations in Kenosha, Wisconsin and Exton, Pennsylvania.

All hourly plant employees of Dynamatic are represented by a union. In September 1996, Dynamatic and the union representing these employees reached an agreement on a three year contract, which will expire on September 30, 1999. The Company believes that its relations with its employees are satisfactory.

GOVERNMENT REGULATION

None of the Company's businesses are in regulated industries. However, the ETS must be certified for sale in states participating in the Program.

ITEM 2. PROPERTIES

Dynamatic's principal operating facility, located in Kenosha, Wisconsin, is owned by Kenosha Corporation, a wholly-owned subsidiary of the Company. The facility is comprised of two buildings totaling 307,700 square feet, situated on 13 acres of land. At present, approximately 16,500 square feet is used for office space and approximately 196,600 square feet is used as laboratory and factory space. The facility's production capacity exceeds the Company's current needs.

The Company intends to utilize the excess production capacity and unused factory space (approximately 65,000 square feet) to manufacture and inventory the ETS and has begun to prepare the factory space for use and to acquire some required machinery and equipment. In addition, approximately 29,600 square feet of unused office space is available for sales, marketing and administrative functions to support the ETS sales. The Company is also exploring the acquisition of additional manufacturing facilities should the demands of the ETS program require more capacity.

The Company's principal offices are in Exton, Pennsylvania where it leases 10,500 square feet of office and factory space. The factory space is the principal manufacturing facility of Maxwell.

ITEM 3. LEGAL PROCEEDINGS
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices for the periods indicated as reported by the Over The Counter Bulletin Board owned by NASDAQ, Inc. between dealers and do not include retail mark-ups, mark downs, or commissions and do not necessarily represent actual transactions.


    ------------------------------------------------------
                               Low          High
                               ---          ----
    ------------------------------------------------------
    Calendar year 1996
    ------------------------------------------------------
    First quarter              1 1/2        2
    ------------------------------------------------------
    Second quarter             1 1/2        4
    ------------------------------------------------------
    Third quarter              3            5
    ------------------------------------------------------
    Fourth quarter             4            6
    ------------------------------------------------------
    Calendar year 1995
    ------------------------------------------------------
    Period from Inception      ---          ---
    (September 1, 1995) to
    September 30, 1995
    ------------------------------------------------------
    Fourth quarter             1/2          1 9/16
    ------------------------------------------------------

At December 31, 1996, the Company had approximately 885 shareholders of record. The Company has paid no dividends during the period of this report and no common dividends are contemplated in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED WITH THE PERIOD FROM INCEPTION (SEPTEMBER 1, 1995) TO DECEMBER 31, 1995.

All amounts used herein are in thousands.

Effective September 1, 1995, UDI acquired substantially all the assets of the Division. On December 31, 1996, the Company acquired the remaining 91% of Maxwell. The financial statements of the Company included in this report reflect the results of operations, including Maxwell, since September 1, 1995.

Sales for the twelve months ended December 31, 1996 were $16,605 as compared with $6,111 for the period from inception (September 1, 1995) to December 31, 1995. Cost of sales for the twelve months ended

December 31, 1996 were $10,504 or 63.3% to sales as compared with $3,647 or 59.7% to sales for the period from inception (September 1, 1995) to December 31, 1995.

During the twelve months ended December 31, 1996, the Company had selling and administrative expenses of $5,794 or 34.9% to sales as compared with selling and administrative expenses of $2,023 or 33.1% to sales for the period from inception (September 1, 1995) to December 31, 1995. During the twelve months ended December 31, 1996, the Company incurred approximately $400 of non-recurring charges relative to the acquisitions of Maxwell and UDI.

During the twelve months ended December 31, 1996, the Company had interest expense and research and development expense of $1,027 or 6.2% to sales and $501 or 3.0% to sales, respectively. During the period from inception (September 1, 1995) to December 31, 1995, the Company had interest expense and research and development expense of $415 or 6.8% to sales and $86 or 1.4% to sales, respectively.

The dollar increases between the years are primarily due to the differences between the length of the reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of long-term and short-term liquidity are projected cash from operations, borrowing capacity and projected proceeds from the issuance of Common Stock. The Company believes that these sources are sufficient to fund the anticipated future growth and expansion of the Company.

During the year ended December 31, 1996, the Company had cash flow from operations of $2,514 and cash from borrowings on revolving loans and issuance of Common Stock of $279 and $185, respectively. Investing activities used cash of $508, primarily for building improvements and ordinary equipment purchases, while financing activities used $2,183 for repayment of debt and $438 for costs relative to a proposed future stock offering.

During the four months ended December 31, 1995, the Company had a negative cash flow from operating activities of $512. Investing activities used cash of $186 for equipment purchases, while financing activities provided cash of $891 which was principally due to net borrowings on revolving loans of $1,285, partially offset by repayments of debt of $444.

At December 31, 1996, the Company had working capital of $1,077.

In 1997, the Company expects to purchase up to $500 of machinery and equipment for use in the manufacture of the ETS. It is anticipated that these purchases will be funded through installment debt.

ITEM 7.  FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
of UNIDYNE Corporation

We have audited the accompanying consolidated balance sheet of UNIDYNE Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996 and the period from inception (September 1, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNIDYNE Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996 and the period from inception (September 1, 1995) to December 31, 1995 in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 21, 1997 (except with
respect to the matter described in
Note 4 as to which the date is
March 31, 1997).

                              UNIDYNE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


Assets

Current assets:

  Cash                                                                                  $    46

  Accounts receivable, less allowance for doubtful accounts of $11                        1,799

  Inventory                                                                               3,583

  Prepaid expenses                                                                           57

  Deferred income taxes                                                                     136
                                                                                        -------
       Total current assets                                                               5,621
                                                                                        -------
Property, plant and equipment

  Land                                                                                      160

  Buildings                                                                               3,800

  Machinery and equipment                                                                 6,666
                                                                                        -------
                                                                                         10,626

Accumulated Depreciation                                                                (1,711)
                                                                                        -------
                                                                                          8,915

Deferred income taxes                                                                       221

Patents                                                                                   1,676

Other assets                                                                                804
                                                                                        -------

Total assets                                                                            $17,237
                                                                                        =======

Liabilities & Stockholders' equity

Current liabilities:

  Accounts payable                                                                       $2,268

  Current portion of long-term debt                                                         530

  Accrued compensation                                                                      711

  Other accrued liabilities                                                                 661

  Income taxes payable                                                                      374
                                                                                        -------
      Total current liabilities                                                           4,544
                                                                                        -------

Long-term debt                                                                            4,767

Postretirement benefits - Pension                                                         2,033

Postretirement benefits - Health                                                          3,238

Stockholders' equity:

  Common  Stock, $.001 par value, 50,000,000 shares authorized and
   8,525,360 shares issued and outstanding                                                    9

  Preferred Stock, at $10 per share liquidation value, $10 par value,
   20,000,000 shares authorized, 500,000 issued and outstanding                           5,000

  Additional paid-in capital                                                              6,420

  Retained deficit                                                                       (8,774)
                                                                                        -------
  Total stockholders' equity                                                              2,655
                                                                                        -------
  Total liabilities and stockholders' equity                                            $17,237
                                                                                        =======

          See accompanying notes to consolidated financial statements.

                              UNIDYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
                       AND FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 1,1995) TO DECEMBER 31, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                   TWELVE MONTHS             PERIOD FROM
                                                       ENDED                 INCEPTION TO
                                                 DECEMBER 31, 1996         DECEMBER 31, 1995
                                                -------------------       -------------------
Net sales                                                  $16,605                    $6,111
Costs and expenses:
Cost of products sold                                       10,504                     3,647
Selling and administrative expense                           5,794                     2,023
Research and development expense                               501                        86
                                                        ----------                 ---------
                                                            16,799                     5,756
                                                        ----------                 ---------
Income (loss) from operations                                (194)                       355
Interest expense                                             1,027                       415
                                                        ----------                 ---------
Loss before income taxes                                   (1,221)                      (60)
Provision for income taxes                                     102                        40
                                                        ----------                 ---------
Net loss                                                  ($1,323)                    ($100)
                                                        ==========                 =========

Primary loss per share                                     ($0.18)                   ($0.01)
                                                        ----------                 ---------
Weighted average number of shares of
Common Stock and equivalents
outstanding                                              7,443,922                 7,240,590
                                                        ----------                 ---------




          See accompanying notes to consolidated financial statements.

                              UNIDYNE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
                       AND FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 1, 1995) TO DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                             Common     Preferred      Additional         Retained          Total
                                              Stock       Stock         Paid-in           Earnings       Stockholders'
                                                                        Capital          (Deficit)         Equity
                                           ---------   ----------     -----------        ---------      --------------
Balance at September 1, 1995                    $7         $5,000          $ ---          ($7,351)            ($2,344)

Net loss                                                                                     (100)               (100)

                                          --------       --------      ---------        ----------         -----------

Balance at December 31, 1995
                                                 7          5,000            ---           (7,451)             (2,444)
                                          --------       --------      ---------        ----------         -----------

Issuance of Common Stock                         1                         5,919                                 5,920

Stock Options Exercised                          1                           501                                   502

Net Loss                                                                                   (1,323)              (1,323)

                                          --------       --------      ---------        ----------         -----------

Balance at December 31, 1996                    $9         $5,000         $6,420          ($8,774)              $2,655
                                          ========       ========      =========        ==========         ===========

          See accompanying notes to consolidated financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
                       AND FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 1, 1995) TO DECEMBER 31, 1995
                                 (IN THOUSANDS)




                                                                             TWELVE MONTHS         PERIOD FROM
                                                                                 ENDED             INCEPTION TO
                                                                           DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                           -----------------    -----------------
         Cash flows from operating activities:
           Net loss                                                                  ($1,323)                ($100)
           Adjustments to reconcile net loss to net cash
            flows from operating activities
            Depreciation and amortization                                               1,239                   409
            Deferred taxes                                                              (263)                  (98)
            Accrued expenses converted into equity                                         87
            Changes in -
             Accounts receivable, net                                                     837               (2,546)
             Inventories                                                                (625)                   244
             Prepaid expenses and other assets                                           (47)                 (224)
             Accounts payable                                                           1,377                   436
             Accrued compensation                                                         451                   501
             Accrued expenses                                                             (7)                   565
             Other liabilities                                                            788                   301
                                                                                   ----------             ---------
         Net cash provided by (used for) operating activities                           2,514                 (512)
                                                                                   ----------             ---------

         Cash flows for investing activities:
           Purchase of property, plant and equipment                                    (508)                 (186)

         Cash flows from financing activities:
          Net borrowings on revolving line-of-credit                                      279                 1,285
           Net borrowings (repayments) on subordinated debenture                        (500)                    50
          Issuance of Common Stock                                                        185                   ---
          Offering related costs                                                        (438)                   ---
          Principal payments on long term debt                                        (1,683)                 (444)
                                                                                   ----------             ---------
          Net cash provided by (used for) financing activities                        (2,157)                   891
                                                                                   ----------             ---------

          Net increase (decrease) in cash                                               (151)                   193
          Cash, beginning of period                                                       197                     4
                                                                                   ----------             ---------
          Cash, end of period                                                             $46                  $197
                                                                                   ==========             =========

          Supplemental disclosures of cash flow information:
          Cash paid during the period for:
          Interest                                                                       $898                  $208
                                                                                   ----------             ---------
          Income taxes                                                                    129                   ---
                                                                                   ----------             ---------



          See accompanying notes to consolidated financial statements.


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of UNIDYNE Corporation and its subsidiaries (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates made by management. Actual results could differ from those estimates.

Description of Business: On September 1, 1995, United Dynamatics, Inc. ("UDI") was formed to acquire substantially all of the operating assets of the Eddy Current Drive Division (the "Division") of Eaton Corporation ("EATON"). Effective with the acquisition, the Division commenced operations as Dynamatic Corporation ("Dynamatic"), a wholly-owned subsidiary of UDI.

Dynamatic manufactures specialized electric motors and variable speed drives and controls utilizing the Eddy Current Drive operating principle to control drive speed. The variable speed drives are used in a variety of products including stamping presses, pumps, and special process equipment. Dynamatic also manufactures engine dynamometers and transmission dynamometers for a variety of large industrial customers, primarily in the automotive and heavy equipment industries.

On September 2, 1996, Blue Jay Enterprises, Inc. ("Blue Jay") acquired all the issued and outstanding stock of UDI, a Delaware corporation, and certain assets of Capital Idea, Inc., ("Capital Idea") a related party. After the acquisition, Blue Jay changed its name to UNIDYNE Corporation (the "Company"). Because Blue Jay was a public registrant with no operations, the acquisition of UDI was treated as a reverse acquisition for accounting purposes. Accordingly, the accompanying financial statements for the Company include amounts for periods prior to the acquisition.

On September 2, 1996, the Company also acquired a 9% interest in Maxwell Dynamometer Systems, Inc. ("Maxwell"), a Delaware corporation, in exchange for 160,500 shares of the Company's common stock, par value $.001 per share (the "Common Stock"). On December 31, 1996, the Company acquired the remaining 91% (81% from Capital Idea and 10% from minority interest shareholders) of Maxwell in exchange for 192,332 shares of the Common Stock and 500,000 shares of the Company's Class A Convertible Preferred Stock with a liquidation value of $10 per share and a 7% cumulative dividend (the "Preferred Stock"). The majority owner of the Company was also the majority owner of Maxwell. Therefore, the accompanying financial statements have been restated to include the accounts of Maxwell for all periods presented. Maxwell manufactures and installs customized dynamometer systems, primarily for trucks and buses.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (000's):



          Raw materials and manufactured             $2,625
          parts
          Work in process                               598
          Finished goods                                360
                                                     ------
                                                     $3,583
                                                     ======


The value of inventory includes costs for material, labor and production overhead.


Property, Plant and Equipment: Property, plant and equipment acquired in connection with the acquisition of the Division were recorded at the fair market value as of the date of the acquisition. All property, plant and equipment acquired since the date of the acquisition are stated at cost. Depreciation and amortization are being recorded on a straight-line basis over the estimated lives of the assets which range from 4 to 10 years for machinery and equipment and 7 to 25 years for buildings.

Research and Development: Research and development costs are charged to expense as incurred.

Earnings Per Share: Earnings per share is calculated based on the average number of common shares outstanding plus the effects of any common stock equivalents or convertible securities. For the year ended December 31, 1996 and the four months ended December 31, 1995 the effect of all common stock equivalents and convertible securities was anti-dilutive.

New Accounting Pronouncement: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted the pronouncement during the first quarter of 1996. It did not have a material impact on its financial statements.

NOTE 2:  ACQUISITIONS

     The acquisition of the Division was accounted for under the purchase method of accounting. Accordingly, Dynamatic's operating results have been included with the Company's since September 1, 1995. The acquired assets and liabilities assumed in the acquisition follow (000's):



          Cash                                                   $2
          Inventories                                         2,919
          Property, plant and equipment                       9,642
                                                              -----
                                                             12,563

          Postretirements health benefits                     2,860
          Accrued pension liability                           1,716
          Accrued vacation liability                            184
          Accrued warranty liability                            161
          Accrued real estate taxes                             101
                                                                ---
              Net assets purchased                           $7,541
                                                             ======
          The transaction was financed as follows (000's):

          Subordinated debenture                               $450
          Revolving line-of-credit                              575
          Note payable to bank                                1,700
          Term note payable to EATON                          1,000
          Mortgage note payable to EATON                      1,211
          Note payable to EATON                               2,605
                                                              -----
                                                             $7,541
                                                             ======

     The Company acquired Maxwell through an exchange of stock with the majority owner of Maxwell and with unrelated minority shareholders of Maxwell. Since the majority owner of the Company was also a majority owner of Maxwell, the acquisition of those shares was treated as a reorganization. Accordingly, the accompanying financial statements for the Company have been restated to include the accounts of Maxwell from inception (September 1, 1995), using the historical basis of Maxwell's assets and liabilities. At September 1, 1995, the retained deficit for Maxwell was $2,351,000 ($7,351,000 after adjusting for the par value of the Preferred Stock issued). The remaining shares were treated as the acquisition of minority interest shares. The resulting excess purchase price was allocated to certain long-term assets.

     As part of the acquisition of Maxwell, the Company acquired certain technology and patents relative to a chassis dynamometer, which will be used in the Company's automobile emissions testing products. The patent has been valued by an independent appraiser at $20,000,000 and has an economic life of eight years. For accounting purposes, the patent is reflected in the financial statements at $1,676,000 (the excess purchase price over cost relative to non-affiliates) and will be amortized over its economic life.

NOTE 3: OTHER ASSETS

In 1996, the Company incurred approximately $438,000 in professional fees relating to a proposed offering. These costs will be deferred until the proposed offering occurs.


NOTE 4:  DEBT

The Company's long-term debt, as of December 31, 1996, consists of the following (000's):

            Revolving line of credit       $2,139
            9.5% Term Note                  1,274
            Mortgage Note                   1,884
                                           ------
                                            5,297
            Less - Current portion            530
                                           ------
                                           $4,767
                                           ======

On November 22, 1995, the Company obtained a 9.5% Term Note from a bank (the "Note"). The Note is secured by a general business security agreement and is payable at $28,000 monthly through August 2000. Interest is also payable monthly.

In 1996, the Company entered into a new line-of-credit agreement with a bank with a maximum borrowing limit of $3.0 million or a predetermined percentage of eligible receivables and inventory. Interest is payable monthly at the bank's reference rate plus 1% (9.25% at December 31, 1996). At December 31, 1996, the Company had borrowed the maximum available under its line-of-credit. In March 1997, the line-of-credit was renewed. The new line-of-credit agreement contains revised covenants and required a shareholder to pledge 500,000 shares of the Preferred Stock as collateral. In exchange for making this pledge, the Company revised the conversion ratio of the Preferred Stock from .54 to 1 to 1 to 1. The renewal term expires in April 1998. Thus, the line-of-credit is classified as long term debt.

In November 1996, the Company refinanced its prior mortgage note with a bank. The mortgage note is secured by the Company's primary manufacturing facility and is payable at $16,000 monthly, plus interest at 9.75% through October 2001. A final principal payment of $966,000 is due November 2001.

The Company must maintain certain financial ratios and other requirements under the provisions of the Note and the line-of-credit. At December 31, 1996, the Company was not in compliance with certain of these covenants. A waiver was received from the lender covering all periods through May 31, 1997. While the Company believes it will meet the revised covenants, it is possible it will not meet the requirements of certain financial covenants. Should this occur, a shareholder has agreed to contribute additional capital as appropriate to meet the requirements of the covenants.

Annual principal payments required under long-term debt obligations are as follows (000's):



                1997                      $530
                1998                     2,669
                1999                       530
                2000                       444
                2001                     1,124
                Thereafter                 ---
                                        ------
                                        $5,297
                                        ======


NOTE 5: PENSION PLANS

The Company has non-contributory defined benefit pension plans covering the majority of employees. Plans covering salaried employees provide benefits that are based on years of service and final average compensation. Benefits for hourly employees are generally based on years of service. Company policy is to fund at least the minimum amount required by applicable regulations.

The components of pension expense for the year ended December 31, 1996 and the four months ended December 31, 1995 follow (000's):


                                      Year Ended          Four Months Ended
                                   December 31, 1996      December 31, 1995
                                   -----------------      -----------------
       Service Cost                             $170                   $54

          Interest cost on projected benefit
          obligation                                       126                 39
          Actual return on assets                          (3)                  0
                                                          ----               ----
                                                          $293                $93
                                                          ====               ====

The pension liability recognized in the balance sheet at December 31, 1996 follows (000's):


       Accumulated pension benefit obligation:


            Vested                                                $1,600
            Non-vested                                                19
                                                                  ------
                                                                   1,619
       Value of future salary projections                            787
                                                                  ------
       Projected benefit obligation                                2,406
       Fair value of plan assets                                      56
                                                                  ------
       Funded Status                                               2,350
       Unrecognized prior service cost                             (379)
       Unrecognized gain                                              62
                                                                  ------
       Projected benefit obligation in excess of plan assets      $2,033
                                                                  ======


     Measurement of the projected benefit obligation was based on a discount rate of 7.0%. The expected compensation growth rate was 3.0%.


NOTE 6:  POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Generally, employees become eligible for postretirement benefits other than pensions, primarily health care and life insurance, upon retirement. These benefits are payable for life, although the Company retains the right to modify or terminate the plans providing these benefits. The plans are contributory, with retiree contributions adjusted annually and contain other cost sharing features, including deductibles and co-payments. Company policy is to pay the claims as incurred. Liabilities relating to retirees as of September 1, 1995 were retained by EATON.

Expense for post retirement benefits other than pensions for the year ended December 31, 1996 and for the four months ended December 31, 1995 follows (000's):


                                                                       Year Ended            Four Months
                                                                       December 31,        Ended December
                                                                          1996                31, 1995
                                                                       ------------        --------------
            Service Cost                                                  $84                   $28
            Interest cost on accumulated benefit obligation               200                    67
                                                                          ---                   ---

                                                                         $284                   $95
                                                                         ====                   ===

The liability for post retirement benefit plans other than pensions recognized in the balance sheet at December 31, 1996, follows (000's):



                   Accumulated post-retirement benefit
                   obligation:
                     Retirees                                              $0
                     Fully eligible plan participants                   2,281
                     Other active plan participants                       852
                                                                       ------
                   Subtotal                                             3,133

                             Unrecognized net gain                         105
                                                                        ------
                                                                        $3,238
                                                                        ======

The medical trend assumption was 12.0% grading down to 4.5%. A one percentage - point increase in the assumed health care cost trend rate for each year would increase the accumulated post retirement benefit obligation as of December 31, 1996 and net post retirement health care cost for the year ended December 31, 1996 and the four month period ended December 31, 1995 by approximately $617,000, $61,000 and $20,000, respectively. The discount rate used to determine the accumulated post retirement benefit obligation at December 31, 1996 was 7.0%.


NOTE 7:  INCOME TAXES

The provision for income taxes for the year ended December 31, 1996 and the four months ended December 31, 1995 consists of the following (000's):




                                          Year Ended             Four Months
                                          December 31,              Ended
                                             1996              December 31,1995
                                          -------------        ----------------
         Current -
                 U.S. Federal                    $ 233                     $96
                 State                             132                      42
                                              --------                 -------
                                                   365                     138
         Deferred                                (263)                    (98)
                                              --------                 -------
         Total Tax Provision                      $102                     $40
                                              ========                 =======



Income tax expense differs from the amount currently payable because certain revenues and expenses are reported in the income statement in periods which differ from those in which they are subject to taxation. The principal differences in timing between the income statement and taxable income involve certain accrued expenses and reserves not currently deductible for tax purposes and different methods used in computing tax and book depreciation. Such differences are recorded as deferred income taxes in the accompanying balance sheet under the liability method. A valuation reserve has been established for all Maxwell operating losses.

The effective tax rate reconciled to the statutory U.S. Federal Income Tax rate for the twelve month period ended December 31, 1996 and the four month period ended December 31, 1995 follows:



                                                      Year Ended         Four Months Ended
                                                   December 31, 1996     December 31, 1995
                                                   -----------------     -----------------
                 U.S. Federal statutory rate              (34.0%)             (34.0%)
                 State Income Taxes                         6.6                 46.2
                 Losses of Maxwell not benefitted          28.4                 54.5
                 Non-deductible interest                    5.3                  ---
                 Other                                      1.4                  ---
                                                          ------               -----
                                                            7.7%               66.7%
                                                          ======               =====

NOTE 8: STOCKHOLDERS' EQUITY

In connection with the acquisition of the Division, the Company issued a $4.5 million non-interest bearing note payable to EATON. The Company was required to repay this note an amount equal to 18% of Dynamatic's annual earnings before interest and taxes. The present value of the liability, discounted at 13%, was reflected in the financial statements at $3,000,000, at October 31, 1996.

In November 1996, the Company and EATON amended the agreement pursuant to which the Company purchased the Division assets from EATON (the "Amendment"). Pursuant to the Amendment, the Company was relieved of its obligation to make payments on the $4.5 million note payable to EATON. In exchange, the Company issued 750,000 shares of its Common Stock to EATON.

In connection with the acquisition of the 19% minority interest in Maxwell, the Company recorded common stock and additional paid-in capital of $1,676,000. This represents the fair value of the Company's Common Stock at the date of issuance exchanged for the 19% interest in Maxwell.

In connection with the acquisition of the 81% of Maxwell that was owned by the majority owner of the Company, the Company issued 500,000 shares of Preferred Stock. The Preferred Stock is redeemable at the Company's option after January 2002 at $11 per share. In addition, as discussed in Note 4, the Preferred Stock is convertible into 500,000 shares of Common Stock.

In connection with the acquisition of certain assets of Capital Idea, the Company recorded additional paid-in capital of $1,058,000. The assets contributed were various receivables from Maxwell.

NOTE 9:  RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a company affiliated with a director/shareholder. Effective January 1, 1996, the agreement requires payments of $100,000 per year. The amount charged to expense for the twelve months ended December 31, 1996 and the four months ended December 31, 1995 was $100,000 and $67,000, respectively.

UDI was provided administrative services by a company affiliated with an officer/director through August 31, 1996. In the twelve months ended December 31, 1996 and the four months ended December 31, 1995, the Company recorded administrative expense of $127,000 and $62,000, respectively.

The Company expensed $156,000 and $32,000 for the year ended December 31, 1996 and the four months ended December 31, 1995, respectively for legal fees to a firm having a member who is a director of the Company. In addition, the Company paid the law firm a $12,500 fee for services rendered in connection with the 1995 acquisition of the Division.

UDI paid a shareholder a fee of $125,000 for services rendered in connection with the 1995 acquisition of the Division.

The Company sub-leases its Exton, Pennsylvania facility from a shareholder/ director. The amount paid by the Company is a pass-through payment to the ultimate landlord. The amounts charged to expense for the twelve months ended December 31, 1996 and for the four months ended December 31, 1995 were $92,400 and $30,800, respectively.

On December 31, 1996, the Company acquired 81% of Maxwell from a director/ shareholder in exchange for 500,000 shares of the Preferred Stock.

The Company believes that all related party transactions were on terms equivalent to terms which would have existed if the participants had been unrelated.


NOTE 10: STOCK BASED COMPENSATION PLANS

In 1996, the Company established a stock option plan for certain employees and directors (the "1996 Stock Option Plan") and an employee stock purchase plan (the "Plan"). The Company accounts for these plans under APB Opinion No. 25, pursuant to which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

                                             Year ended December 31, 1996
                                             ----------------------------
             Net Loss:  As reported                  ($1,323,000)
                        Pro Forma                    ($1,987,000)
Primary loss per share: As reported                       ($0.18)
                        Pro Forma                         ($0.27)


In 1996, the Company granted the maximum number of 1,100,000 options under the 1996 Stock Option Plan. Options granted under the 1996 Stock Option Plan constituted both incentive stock options (within the meaning of section 422 A of the Internal Revenue Code of 1986) and non-qualified stock options at prices not less than fair market value at the date of grant. Option shares become exercisable at various dates and expire five years from the date of the grant. In 1996, the Company issued 154,538 shares of the Common Stock upon exercise of a portion of the options, in exchange for accrued salaries and fees totaling $502,250.

In connection with the acquisition of UDI, the Company granted 300,000 options to purchase the Common Stock to professional advisors.


The following table summarizes the activity related to the Company's stock options:


                                                                Options     Option Price Range
                                                                -------     ------------------
                Balance, December 31, 1995                            0

                Granted                                       1,400,000              1.80-4.00

                Exercised                                     (154,538)
                                                              ---------

                Balance, December 31, 1996                    1,245,462
                                                              =========

The weighted average exercise price of the options outstanding at December 31, 1996 was $3.09.

In 1996, employees purchased 27,400 shares of Common Stock under the Plan at $4.00 per share, during a subscription period which ended December 23, 1996. The subscription period for employee purchases under the Plan is no longer open.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is party to various claims with regard to its products and other matters. Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position.

The Company leases various office equipment under noncancelable operating leases. Future minimum lease payments are as follows (000's):



                                                 1997       $375
                                                 1998        314
                                                 1999        135
                                                 2000        111
                                                 2001        ---
                                                            ----
                                                            $935
                                                            ====

Rental expense for the year ended December 31, 1996 and for the four months ended December 31, 1995 totaled $403,000 and 158,000, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
of UNIDYNE Corporation:

We have audited the accompanying statement of revenues, expenses and changes in division equity of the Eddy Current Division for the eight month period ending August 31, 1995, and the related statement of cash flows for the eight month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Eddy Current Division and its cash flows for the eight month period ending August 31, 1995 in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP



Milwaukee, Wisconsin
September 3, 1996.

                         EDDY CURRENT DRIVES DIVISION
       STATEMENTS OF REVENUES, EXPENSES AND CHANGES IN DIVISION EQUITY
                  FOR THE EIGHT MONTHS ENDED AUGUST 31, 1995
                                (IN THOUSANDS)




                                                    Eight Months
                                                        Ended
                                                   August 31, 1995
                                                   ---------------
Revenues                                               $11,988
Expenses
  Cost of products sold                                  7,764
  Selling and administrative expense                     3,219
  Research and development expense                         212
                                                        ------
                                                        11,195
                                                        ------
Revenues in excess of expenses                             793
Net repayments of corporate advances                      (988)
Division Equity, beginning of period                    (5,150)
                                                        -------
Division Equity, end of period                         ($5,345)
                                                       ========

                         EDDY CURRENT DRIVES DIVISION
                           STATEMENTS OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED AUGUST 31, 1995
                                (IN THOUSANDS)





                                                                                          Eight months
                                                                                             Ended
                                                                                         August 31, 1995
                                                                                         ---------------
Cash flows from operating activities:
 Revenues in excess of expenses                                                              $793
 Adjustments to reconcile revenues in excess of expenses
  to cash flows from operating activities:
  Depreciation and amortization                                                               457
  Changes in -
   Accounts receivable, net                                                                   (12)
   Inventories                                                                                243
   Prepaid expenses and other assets                                                         (381)
   Accounts payable                                                                           239
   Accrued compensation                                                                      (124)
   Accrued expenses                                                                           (32)
   Other liabilities                                                                         (325)
                                                                                             -----
Net cash provided by operating activities                                                     858
                                                                                              ---
Cash flows for investing activities:
 Purchase of property, plant and equipment                                                   (192)
 Proceeds from disposition of property, plant and equipment                                   240
                                                                                              ---
 Net cash provided by investing activities                                                     48
                                                                                               --
Cash flows from financing activities:
 Net repayments of corporate advances                                                        (988)
 Net Inter-divisional advances                                                                 63
                                                                                               --
Net cash used for financing activities                                                       (925)
                                                                                             -----
Net decrease in cash                                                                          (19)
Cash, beginning of period                                                                      42
                                                                                               --
Cash, end of period                                                                           $23
                                                                                              ===
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                                   $---
                                                                                             ====
  Income taxes                                                                                ---
                                                                                              ===

                         EDDY CURRENT DRIVES DIVISION
                        NOTES TO FINANCIAL STATEMENTS




NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation: The accompanying financial statements include the accounts of the Eddy Current Drives Division of EATON Corporation (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates made by management.

        The Company has historically depended upon EATON for support for various services such as selling, legal, financial, human resources, insurance, risk management and communications. EATON allocated the cost for these services among its businesses based on operating revenues, payroll expense and gross property employed. The allocated cost for these services is included in selling, general and administrative expense and totaled $2,145,000 for the eight months ended August 31, 1995. Management believes that the method used to allocate these expenses reasonably reflects the costs of actual services provided. The accompanying statements do not include a provision for income taxes because the Company was included in the consolidated return of EATON for the periods presented.

        Description of Business: The Company manufactures specialized electric motors and variable speed drives and controls utilizing the Eddy Current Drive operating principle to control motor drive speed. The variable speed drives are used in a variety of products including stamping presses, pumps, and special process equipment. The Company also manufactures engine dynamometers and transmission dynamometers for a variety of large industrial customers, primarily in the automotive and heavy equipment industries. The Company sells its products primarily to manufacturers and distributors located throughout the United States and also has a relatively small amount of sales to customers in Canada and other foreign countries.

        Research and Development: Research and Development costs are charged to expense as incurred.


NOTE 2:  LEASE COMMITMENTS

        The Company leases various office equipment under non-cancelable operating leases. Rental expense for the eight months ended August 31, 1995 was $303,000.


NOTE 3:  PENSION PLANS

        The Company has non-contributory defined benefit plans covering the majority of employees. Plans covering salaried employees provide benefits that are based on years of service and final average compensation. Benefits for hourly employees are generally based on years of service. Company policy is to fund at least the minimum amount required by applicable regulations.

        A credit was recorded, relative to pensions, for the eight months ended August 31, 1995 of $57,000.

NOTE 4:  POST RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

        Generally, employees become eligible for post retirement benefits other than pensions, primarily health care and life insurance, upon retirement. These benefits are payable for life, although the Company retains the right to modify or terminate the plans providing these benefits. The plans are contributory, with retiree contributions adjusted annually and contain other cost sharing features, including deductibles and copayments. Company policy is to pay the claims as incurred.

        The expense for post retirement benefits other than pensions for the eight months ended August 31, 1995 was $744,000.


NOTE 5:  COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various claims with regards to its products and other matters. Management believes that the ultimate resolution of the these matters will not have a material impact on the Company's financial position.


NOTE 6:  SUBSEQUENT EVENT

        On September 1, 1995, Dynamatic Corporation ("Dynamatic"), a wholly-owned subsidiary of United Dynamatics, Inc. ("UDI"), acquired substantially all of the operating assets of the Company for approximately $6.3 million (includes a $2.6 million note payable to EATON). In addition, Kenosha Corporation, a wholly-owned subsidiary of UDI, acquired the operating facilities of the Company for approximately $1.2 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 2, 1996, Registrant, acting upon the authorization of its Board of Directors, selected Arthur Andersen L.L.P. as its principal independent accountant to replace Jones, Jensen & Co. Except as described below, the reports of Registrant's prior principal accountant for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principles. The reports related to periods before Registrant acquired its current business operations and to periods in which Registrant was a development stage company. Accordingly, the reports noted that Registrant was a development stage company which had no significant operating results to the date of such reports and stated that unless Registrant was able to obtain significant outside financing, there existed substantial doubt of its ability to continue as a going concern.

There were no disagreements with Registrant's current or former principal accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

The following individuals are the present directors and executive officers of the Company. The term of office for each director is listed below. All
Directors have served since their election on September 2, 1996, except for John Lison who was elected March 10, 1997.


NAME                         AGE      POSITION                                               TERM
----                         ---      --------                                              (YEARS)
                                                                                            -------
C. Eugene Hutcheson          54       Chief Executive Officer, Chairman of the Board        Three
                                      of Directors and President

Charlotte E. Doremus         53       Chief Administrative Officer, Secretary, Treasurer    One
                                      and Director

David M. Barrett, Esq.       59       Director                                              Three

Dr. Frank B. Holze           58       Director                                              Two

John M. Lison, Esq.          52       Director                                              One

Timothy M. Flynn             41       Senior Vice President and Chief Financial Officer     N/A

Delbert A. Warosh            59       President of Dynamatic                                N/A

David E. Ingram              40       Executive Vice President - Maxwell                    N/A


C. EUGENE HUTCHESON has been Chief Executive Officer, Chairman of the Board of Directors and President of the Company since September 2, 1996 and of UDI since its inception in 1995. He was a co-founder of UDI and is Chairman of the Board and President of Maxwell. Mr. Hutcheson serves as Chairman and Chief Executive Officer of Dynamatic and of Capital Idea, which he founded in 1989. Previously, he was the Chairman and President of CIDCO Group, Inc., which developed and patented products for the packaging and container industry.

CHARLOTTE E. DOREMUS has been Chief Administrative Officer, Secretary,
Treasurer and Director of the Company since September 2, 1996 and of UDI and Kenosha Corporation since its inception in 1995. Ms. Doremus is also Secretary/Treasurer and a Director of Maxwell and Capital Idea. Ms. Doremus has been an investor in start-up companies for more than ten years. Ms. Doremus has also been an Assistant to the Research Director and head of the Portfolio Review Department at Argus Research Corp; and a Registered Representative and Portfolio Analyst for Dean Witter Reynolds in New York City.

DAVID M. BARRETT, Esq. is a senior partner of the law firm of Barrett & Schuler, Washington, D.C. Mr. Barrett has been an instructor in law at Notre Dame Law School. He has been an Assistant United States Attorney for the District of Columbia and has been appointed Independent Counsel for an investigation of a Cabinet Member of the President of the United States.

DR. FRANK B. HOLZE founded and manages Holze International Investment, a Monaco-based investment consulting firm. Dr. Holze was with ITT Corporation for 12 years. Subsequently, Dr. Holze was Vice President and a member of the board of management in Europe for the Thyssen-Bornemisza Group, which is based in Monaco, and was general manager of a number of the Group's companies.

JOHN M. LISON, Esq., is founder and managing partner of Chicago-based law firm, Lison and Griffin, P.C. where he oversees the firm's finance, government relations, acquisitions and re-structuring processes.

Lison formerly served as Vice President, Secretary, and General Counsel for Atcor, Inc., a manufacturing company. Prior to that, Lison was Vice President, Legal for Heizer Corporation.

TIMOTHY M. FLYNN has been Senior Vice President and Chief Financial Officer of the Company since September 2, 1996 and of UDI since May 1996. Prior to joining UDI in May 1996, Mr. Flynn was responsible for the Credit and Administration functions for North, Central and South America at Konica Business Machines USA, Inc.

DELBERT A. WAROSH has been President of Dynamatic since June 1996. Mr.
Warosh has held various management positions at Dynamatic over the past 30 years. Prior to his appointment as President, Mr. Warosh was the Plant General Manager.

DAVID E. INGRAM has been Executive Vice President of Maxwell since March 1996. Mr. Ingram is responsible for sales, marketing and operations. Prior to joining Maxwell, Mr. Ingram held various sales and marketing positions with Aloha Leasing and Sanwa Leasing Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 1996 and the four months ended December 31, 1995.





--------------------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE (1)
--------------------------------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION                       LONG TERM COMPENSATION AWARD PAYOUTS
                                         -------------------                       ------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
NAME AND                                                    OTHER        RESTRICTED
PRINCIPAL                                                   ANNUAL         STOCK      OPTIONS/                       ALL OTHER
POSITION                      YEAR     SALARY   BONUS    COMPENSATION      AWARDS      SARS       LTIP PAYOUTS      COMPENSATION
--------                      ----    -------   -----    ------------      ------      ----       ------------      ------------
--------------------------------------------------------------------------------------------------------------------------------
C. Eugene Hutcheson           1996   $234,000    ---            ---           ---       212,500       ---               ---
Chief Executive Officer,     ---------------------------------------------------------------------------------------------------
Chairman of the Board         1995    128,000    ---                (2)       ---      ---            ---               ---
of Directors, President and
Director
--------------------------------------------------------------------------------------------------------------------------------
Charlotte E. Doremus          1996    204,000    ---            ---           ---       212,500       ---               ---
Chief Administrative Officer  --------------------------------------------------------------------------------------------------
Secretary, Treasurer and      1995     68,000    ---            ---           ---      ---            ---               ---
Director
--------------------------------------------------------------------------------------------------------------------------------
Dr. Frank B. Holze -          1996     ---       ---                (3)       ---        31,000       ---               ---
Director                      --------------------------------------------------------------------------------------------------
                              1995     ---       ---                (3)       ---      ---            ---               ---
--------------------------------------------------------------------------------------------------------------------------------
David M. Barrett, Esq.        1996     ---       ---                (4)       ---       241,000       ---               ---
Director                      --------------------------------------------------------------------------------------------------
                              1995     ---       ---                (4)       ---      ---            ---               ---
--------------------------------------------------------------------------------------------------------------------------------
Timothy M. Flynn -            1996     48,000    ---            ---           ---         3,000       ---               ---
Chief Financial Officer       --------------------------------------------------------------------------------------------------
and Senior Vice President     1995     ---       ---            ---           ---      ---            ---               ---
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
Delbert A. Warosh             1996    114,000    ---            ---           ---      ---             ---               ---
President-Dynamatic           ---------------------------------------------------------------------------------------------------
                              1995     33,000    ---            ---           ---      ---             ---               ---
---------------------------------------------------------------------------------------------------------------------------------
David E. Ingram -             1996     63,000    ---            ---           ---      ---             ---               ---
Executive Vice President      ---------------------------------------------------------------------------------------------------
- Maxwell                     1995     ---       ---            ---           ---      ---             ---               ---
---------------------------------------------------------------------------------------------------------------------------------

(1) The compensation information for 1995 is for the period from inception (September 1, 1995) to December 31, 1995.

(2) Excludes a fee of $125,000 for services rendered in connection with the acquisition of the Division.

(3) Excludes consulting fees for the year ended December 31, 1996 and the four months ended December 31, 1995 of 100,000 and $67,000, respectively.

(4) Excludes legal fees to Barrett and Schuler for the year ended December 31, 1996 and the four months ended December 31, 1995 of $156,000 and $44,500, respectively.



Directors of the Company did not receive any compensation for services rendered in such capacity for the year ended December 31, 1996 and the four months ended December 31, 1995.




----------------------------------------------------------------------------------------------------------------
                                    OPTIONS/ SAR GRANTS IN LAST FISCAL YEAR
                                    ---------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                         % OF TOTAL
                                     NUMBER OF             OPTIONS
                                     SECURITIES           GRANTED TO        EXERCISE
                                     UNDERLYING          EMPLOYEES IN       PRICE PER         EXPIRATION
           NAME                       OPTIONS            FISCAL YEAR          SHARE              DATE
           ----                       -------            -----------          -----              ----
----------------------------------------------------------------------------------------------------------------
C. Eugene Hutcheson                      212,500                   31%          3.25      September 2, 2001
----------------------------------------------------------------------------------------------------------------
Charlotte E. Doremus                     212,500                   31%          3.25      September 2, 2001
----------------------------------------------------------------------------------------------------------------
Dr. Frank B. Holze                        31,000                    4%          3.25      September 2, 2001
----------------------------------------------------------------------------------------------------------------
David M. Barrett                         241,000                   34%          3.25      September 2. 2001
----------------------------------------------------------------------------------------------------------------
Timothy M. Flynn                           3,000          less than 1%          3.25      September 2, 2001
----------------------------------------------------------------------------------------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons are known by Registrant to be the beneficial owners of more than five percent of Registrant's Common Stock as of December 31, 1996.

                                                             Amount(1)
                           Name and Address                 and Nature          Percentage
                         of Beneficial Owner               of Ownership          of Class
                         -------------------               ------------          --------
                   Capital Idea, Inc.                         4,603,860                49%
                   118 Pickering Way, Suite 104
                   Exton, PA 19341

                   C. Eugene Hutcheson                     5,086,360(2)                54%
                   UNIDYNE Corporation

                  118 Pickering Way, Suite 104
                  Exton, PA  19341

                  Charlotte E. Doremus                     5,086,360(3)                54%
                  UNIDYNE Corporation
                  118 Pickering Way, Suite 104
                  Exton, PA  19341

                  David M. Barrett                           964,866(4)                10%
                  1000 Thomas Jefferson  St., NW
                  Suite 305
                  Washington, D.C.  20007

                  Frank B. Holze                           1,219,805(5)                13%
                  26 BIS Boulevard
                  Princess Charlotte
                  MC 98000 Monaco

--------------------

(1)      Unless otherwise indicated, all ownership is direct.

(2) Includes 127,885 shares which Mr. Hutcheson has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Mr. Hutcheson is Chairman of the Board of Directors and Chief Executive Officer and a 50% shareholder, and 270,000 shares which Capital Idea has the right to acquire upon conversion of the Company's Class A Convertible Preferred Stock (the "Preferred Stock").

(3) Includes 187,885 shares which Ms. Doremus has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Ms. Doremus is a director, Secretary and Treasurer, and a 50% shareholder, and 270,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

(4) Includes 228,692 shares which Mr. Barrett has the right to acquire within sixty days through the exercise of options.

(5) Includes 500,000 shares owned by Darnley Holdings, Ltd., a Bahamian corporation, of which Mr. Holze is Director.

The following is certain information regarding the Common Stock of Registrant beneficially owned by each of its directors and executive officers and all directors and executive officers as a group as of December 31, 1996.


  -----------------------------------------------------------------------------------------
                                                              Amount(1)
     Name and Address                                        and Nature         Percentage
    of Beneficial Owner               Position               of Ownership        of Class
    ------------------                --------               ------------        --------
   ----------------------------------------------------------------------------------------
   C. Eugene Hutcheson           Chairman of the              5,086,360(2)            54%
                                 Board of Directors,
                                 Chief Executive
                                 Officer and President
   ----------------------------------------------------------------------------------------
   Timothy M. Flynn              Senior Vice President and        8,000(3)    less than 1%
                                 Chief Financial Officer
   ----------------------------------------------------------------------------------------
   David M. Barrett              Director                       964,866(4)             10%
   ----------------------------------------------------------------------------------------
   Frank B. Holze                Director                     1,219,805(5)             13%
   ----------------------------------------------------------------------------------------
   Charlotte E. Doremus          Chief Administrative         5,086,360(6)             54%
                                 Officer,
                                 Secretary, Treasurer
                                 and a Director
   ----------------------------------------------------------------------------------------
   Delbert A. Warosh             President of                        3,000    less than 1%
                                 Dynamatic
   ----------------------------------------------------------------------------------------
   Directors and executive
   officers as a group                                           7,282,031             77%
   ----------------------------------------------------------------------------------------

--------------------

(1)      Unless otherwise indicated, all ownership is direct.

(2) Includes 127,885 shares which Mr. Hutcheson has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Mr. Hutcheson is Chairman of the Board of Directors and Chief Executive Officer and a 50% shareholder, and 270,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

(3) Includes 1,000 shares which Mr. Flynn has the right to acquire within sixty days through the exercise of options.

(4) Includes 228,692 shares which Mr. Barrett has the right to acquire within sixty days through the exercise of options.

(5) Includes 500,000 shares owned by Darnley Holdings, Ltd., a Bahamian corporation, of which Mr. Holze is Director.

(6) Includes 187,885 shares which Ms. Doremus has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Ms. Doremus is a director, Secretary and Treasurer, and a 50% shareholder, and 270,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was provided administrative services by Capital Idea through August 31, 1996. In the twelve months ended December 31, 1996 and the four months ended December 31, 1995, the Company recorded administrative expense of $127,000 and $62,000, respectively.

The Company was provided legal services by the firm Barrett and Schuler.  David
M. Barrett, Esq., a director of the Company, is a partner in the firm. The Company paid or accrued $156,000 and $44,500 for the year ended December 31, 1996 and for the four months ended December 31, 1995, respectively.

The Company has a consulting agreement with Dr. Frank B. Holze, a director of the Company. Effective January 1, 1996, the agreement was changed to reflect fees at $100,000 per year. The amount charged to expense for the twelve months ended December 31, 1996 and for the four months ended December 31, 1995 was $100,000 and $67,000, respectively.

The Company paid C. Eugene Hutcheson a fee of $125,000 for services rendered in connection with the acquisition of the Division.

The Company sub-leases its Exton, Pennsylvania facility from Capital Idea. The amount paid by the Company equals the amount paid by Capital Idea to the landlord. The amounts charged to expense for the twelve months ended December 31, 1996 and the four months ended December 31, 1995 were $92,400 and $30,800, respectively.

On December 31, 1996, the Company acquired 81% of Maxwell from Capital Idea for 500,000 shares of Preferred Stock. The Preferred Stock was entitled to receive dividends in the amount of 7% of the liquidation preference of $10.
The Preferred Stock is redeemable by the Company on or after January 1, 2002 at the redemption price of $11 per share and was convertible to Common Stock at the rate of .54 of a share of Common Stock for each share of Preferred Stock. In March 1997, Capital Idea agreed to pledge the Preferred Stock as collateral for a loan to the Company. In exchange, the Company amended the terms of the Preferred Stock to provide that it is convertible into Common Stock at the rate of one share of Common Stock for each share of Preferred Stock and that the Preferred Stock will have the same voting rights as Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibit No.                                  Description
            -----------                                  -----------
            3.1               Amended and Restated Certificate of Incorporation of the Company.*

            3.2               Amended and Restated Bylaws of the Company.*

            10.1              First Amended Purchase and Sale Agreement, dated July 31, 1996, among Robert M. Bernstein, Blue Jay
                              Enterprises, Inc. and certain shareholders of UDI.*

            10.2              Second Amended to Purchase and Sale Agreement, dated September 2, 1996, among Robert M. Bernstein,
                              Blue Jay Enterprises, Inc. and certain shareholders of UDI.*

            10.3              Second Amended Purchase and Sale Agreement, dated September 2, 1996, among Robert M. Bernstein, Blue
                              Jay Enterprises, Inc. and Capital Idea, Inc.*

            16.1              Letter of Jones, Jensen & Co.*

            19.1              Section 14(c) Information Statement, dated August 12, 1996.*

            19.2              Form 8-K, dated September 13, 1996.*

            19.3              Form 8-K/A, dated September 17, 1996.*

            19.4              Form 8-K dated January 15, 1997.*

            19.5              Form 8-K/A dated March 31, 1997.*

            27.1              Financial Data Schedule.**

-------------------
*       Filed previously and incorporated herein by reference.
**      Filed herewith.

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

        (e)     The Company filed a Report on Form 8-K on January 15, 1997.
                Item 2 of such Form 8-K reported on the Company's acquisition of the common stock of Maxwell Dynamometer Systems, Inc. which it did not previously own. The Company filed a Report on Form 8-K/A on March 31, 1997 providing financial information relating to the Assets acquired.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNIDYNE CORPORATION

Date: March 31, 1997       /s/ C. Eugene Hutcheson
                           -----------------------------------
                           C. Eugene Hutcheson, Chairman,
                           Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 1997       /s/ C. Eugene Hutcheson
                           ----------------------------------------
                           C. Eugene Hutcheson, Chairman, Chief
                           Executive Officer and President


Date: March 31, 1997       /s/ Timothy M. Flynn
                           ----------------------------------------
                           Timothy M. Flynn, Senior Vice President and Chief
                           Financial Officer