Form 10QSB
period 1997-03-31
UNIDYNE CORP
filed 1997-05-15
CIK 350678

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One) / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT of 1934

                    For the quarterly period ended March 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         -------------  to  --------------------

Commission file number: 0-10372

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

                                 (610) 363-8237
                           (ISSUER'S TELEPHONE NUMBER)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes        No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 8,615,314 AS OF MARCH 31, 1997

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                ----    ----


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                UNIDYNE CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)


                                ASSETS
                                                                                         MARCH 31,     DECEMBER 31,
                                                                                            1997           1996

                                                                                              (IN THOUSANDS)

Current assets:
  Cash                                                                                      $237             $46
  Accounts receivable                                                                      1,993           1,799
  Inventory                                                                                3,416           3,583
  Prepaid expenses                                                                            63              57
  Deferred income taxes                                                                      198             136
                                                                                             ---             ---
     Total current assets                                                                  5,907           5,621
                                                                                           -----           -----
Property, plant and equipment
    Land                                                                                     160             160
    Buildings                                                                              3,760           3,800
    Machinery and equipment                                                                6,864           6,666
                                                                                           -----           -----
    Total  property, plant and equipment                                                  10,784          10,626
    Accumulated depreciation                                                             (2,007)         (1,711)
                                                                                         -------         -------
    Property, plant and equipment, net                                                     8,777           8,915
Deferred income taxes                                                                        221             221
Patents                                                                                    1,623           1,676
Other assets                                                                                 801             804
                                                                                             ---             ---
Total assets                                                                             $17,329         $17,237
                                                                                         =======         =======
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $1,728          $2,268
  Current portion of long-term debt                                                          530             530
  Accrued compensation                                                                       598             711
  Other accrued liabilities                                                                  451             661
  Income taxes payable                                                                       374             374
                                                                                             ---             ---
    Total current liabilities                                                              3,681           4,544
                                                                                           -----           -----

Long-term debt                                                                             5,246           4,767
Pension benefit obligations                                                                2,118           2,033
Post retirement benefits other than pensions                                               3,309           3,238
Deferred revenue                                                                             131             ---
Stockholders' equity
Common Stock, $.001 par value, 50,000,000 shares authorized,
8,615,314 shares issued and outstanding                                                        9               9
Preferred Stock, $10 per share liquidation value, $10 par value,
20,000,000 shares authorized, 500,000 issued and outstanding                               5,000           5,000
Additional paid-in capital                                                                 6,765           6,420
Retained deficit                                                                         (8,930)         (8,774)
                                                                                         -------         -------
Total stockholders' equity                                                                 2,844           2,655
                                                                                           -----           -----
Total liabilities and stockholders' equity                                               $17,329         $17,237
                                                                                         =======         =======

The accompanying notes are an integral part of these financial statements.

                                                UNIDYNE CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)


                                                            THREE               THREE
                                                            MONTHS              MONTHS
                                                            ENDED               ENDED
                                                           MARCH 31,           MARCH 31,
                                                              1997               1996

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net Sales                                                   $4,111                $5,126
Cost of sales                                                2,716                 2,820
                                                             -----                 -----
Gross income                                                 1,395                 2,306
Selling and administrative expense                           1,347                 1,415
Research and development expense                               138                    68
                                                               ---                    --
Income (loss) from operations                                 (90)                   823
Interest expense                                               128                   275
                                                               ---                   ---
Income (loss) before income taxes                            (218)                   548
Income tax provision (benefit)                                (62)                   271
                                                              ----                   ---
Net income (loss)                                           ($156)                  $277
                                                            ======                  ====
Primary earnings (loss) per share                          ($0.03)                 $0.04
                                                           -------                 -----
Weighted average number of Common
 Stock and equivalents outstanding                       8,533,116             7,240,590
                                                         ---------             ---------

   The accompanying notes are an integral part of these financial statements.

                                                UNIDYNE CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)




                                                                 Three Months         Three Months
                                                                     Ended               Ended
                                                                   March 31,           March 31,
                                                                     1997                 1996
                                                                     ----                 ----
                                                                        (in thousands)

Cash flows from operating activities:
  Net income (loss)                                                ($156)                $278
  Adjustments to reconcile net income to
     cash flows from operating activities
     Depreciation and amortization                                    369                 307
     Deferred income taxes                                           (62)                  -
     Changes in-
       Accounts receivable, net                                     (195)                (53)
       Inventories                                                    167               (263)
       Prepaid expenses and other assets                             (22)                  24
       Accounts payable                                             (540)                 (9)
       Accrued compensation                                           233                 222
       Accrued expenses                                             (211)                  29
       Other liabilities                                              287                 172
                                                                      ---                 ---
Net cash provided by (used for) operating activities                (130)                 707
                                                                    -----                 ---
Cash flows for investing activities:
  Purchase of property, plant and equipment                         (159)                (56)
Cash flows from financing activities:
  Net borrowings  on revolving loans                                  554                 ---
  Principal payments on long-term debt                               (74)               (457)
                                                                     ----               -----
Net cash provided by (used for) financing activities                  480               (457)
                                                                      ---               -----
Net increase in cash                                                  191                 194
Cash, beginning of period                                              46                 197
                                                                       --                ----
Cash, end of period                                                  $237                $391
                                                                     ====                ====
Cash paid for:
Interest                                                             $126                $136
                                                                     ----                ----
Income taxes                                                            2                  68
                                                                        =                  ==

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

    In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are necessary for a fair presentation of the Company's results of operation and changes in financial position for the interim periods presented. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - EQUITY

    In 1997 and 1996, the Company established stock option plans (the "Plans") for certain management and directors, pursuant to which the Company granted 750,000 and 1,100,000 options, respectively. In March 1997, the Company issued 89,954 shares of its Common Stock, par value $.001 per share ("Common Stock") upon the exercise of a portion of the options under the Plans in exchange for accrued salaries and fees totaling approximately $345,000.

NOTE 3 - EARNINGS PER SHARE

     Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share because the result was antidilutive. Also, the computation of earnings (loss) per share includes preferred stock dividends of $87,500 for the three months ended March 31, 1997.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." The Company will implement the disclosure requirements of SFAS 128 as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         ALL AMOUNTS USED HEREIN ARE IN THOUSANDS.



RESULTS OF OPERATIONS

    NET SALES. Net sales of $4,111 for the three months ended March 31, 1997 decreased $1,015 or 19.8% as compared with net sales of $5,126 for the three months ended March 31, 1996. The decrease in the current year period was due principally to the lower volume of large press drive sales, combined with decreased net selling prices at the Company's Dynamatic subsidiary as compared with the prior year period.

    GROSS INCOME. Consolidated gross income of $1,395 or 33.9% to sales for the first quarter of 1997 decreased 39.5% compared with consolidated gross income of $2,306 or 45.0% to sales for the first quarter of 1996. The decrease is primarily due to lower sales in the current year quarter which resulted in higher unabsorbed burden and lower net selling prices in the current year period.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense, as a percent to net sales, increased to 32.8% to sales in the first quarter of 1997 as compared with 27.6% to sales in the prior year quarter. The increase is principally due to lower net sales, partially offset by a slight decrease in administrative expenses.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense of $138 or 3.4% to sales in the current year quarter increased $70 or 102.9% as compared with $68 or 1.3% to sales in the prior year quarter. The increase is primarily a result of expenditures relative to development of the Company's emission testing products.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operating requirements and capital expenditures through cash flows from operations and financing arrangements.

    At March 31, 1997, the Company's working capital was approximately $2,226, compared to working capital of approximately $1,077 at December 31, 1996. This increase is principally due to borrowings on long-term debt which were used to reduce current liabilities and the exchange of accrued salaries and fees for shares of the Company's Common Stock. At March 31, 1997, the Company had approximately $63 available under its existing line-of-credit arrangements.


                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

     Effective March 10, 1997, the Company granted to certain officers, directors and employees options to purchase a total of 750,000 shares of the Company's Common Stock at a price of $6.00 per share. The options are exercisable at any time during the five years after grant. During the first quarter of 1997, two officers exercised options to purchase a total of 39,856 shares of Common Stock in exchange for approximately $129,500 in accrued salary. In addition, three directors who were owed approximately $216,000 in legal fees and consulting fees exercised options to purchase a total of 50,098 shares of Common Stock in exchange for such fees owed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



(a) EXHIBIT NO.     DESCRIPTION
---------------     -----------

19.6* The Company filed a report on Form 8-K on January 15, 1997 describing the Company's acquisition of Maxwell Dynamometer Systems, Inc. The Company filed the report on Form 8-KA on March 31, 1997 providing financial information relating to that acquisition

27.1                Financial data schedule


*Filed previously and incorporated herein by reference

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     UNIDYNE CORPORATION

Date: May 15, 1997                   /s/ C. Eugene Hutcheson
                                     ------------------------------------------
                                     C. Eugene Hutcheson, Chairman,
                                     Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 15, 1997                   /s/ C. Eugene Hutcheson
                                     ------------------------------------------
                                     C. Eugene Hutcheson, Chairman,
                                     Chief Executive Officer and President



Date: May 15, 1997                   /s/ Timothy M. Flynn
                                     ------------------------------------------
                                     Timothy M. Flynn, Senior Vice President
                                     and Chief Financial Officer