Form 10QSB
period 1997-06-30
UNIDYNE CORP
filed 1997-08-14
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One) / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended June 30, 1997

/   /            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from       -------------  to  -------------

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
Yes  X   No
    ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes        No
    ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity , as of latest practicable date: 8,685,352 as of June 30, 1997.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                 ----   -----

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              UNIDYNE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     ASSETS
                                                                                    JUNE 30,     DECEMBER
                                                                                      1997       31, 1996
                                                                                        (IN THOUSANDS)
 Current assets:
   Cash                                                                                $175           $46
   Accounts receivable                                                                2,179         1,799
   Inventory                                                                          4,065         3,583
   Prepaid expenses                                                                      81            57
   Deferred income taxes                                                                442           136
                                                                                        ---           ---
      Total current assets                                                            6,942         5,621
                                                                                      -----         -----
 Property, plant and equipment
     Land                                                                               160           160
     Buildings                                                                        3,828         3,800
     Machinery and equipment                                                          6,864         6,666
                                                                                      -----         -----
     Total  property, plant and equipment                                            10,852        10,626
 Accumulated depreciation                                                           (2,308)       (1,711)
                                                                                    -------       -------
     Property, plant and equipment, net                                               8,544         8,915
 Deferred income taxes                                                                  221           221
 Patents                                                                              1,571         1,676
 Other assets                                                                           788           804
                                                                                        ---           ---
 Total assets                                                                       $18,066       $17,237
                                                                                    =======       =======
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                  $2,415        $2,268
   Current portion of long-term debt                                                    530           530
   Accrued compensation                                                                 645           711
   Other accrued liabilities                                                            471           661
   Income taxes payable                                                                 414           374
                                                                                        ---           ---
     Total current liabilities                                                        4,475         4,544
                                                                                      -----         -----
 Long-term debt                                                                       5,042         4,767
 Pension benefit obligations                                                          2,167         2,033
 Post retirement benefits other than pensions                                         3,380         3,238
 Deferred revenue                                                                       175           ---
 Stockholders' equity
 Common Stock, $.001 par value, 50,000,000 shares authorized, 8,685,351 shares            9             9
 issued and outstanding
 Preferred Stock, $10 per share liquidation value, $10 par value, 20,000,000
 shares authorized, 500,000 issued and outstanding                                    5,000         5,000
 Additional paid-in capital                                                           7,115         6,420
 Retained deficit                                                                   (9,297)       (8,774)
                                                                                    -------       -------
 Total stockholders' equity                                                           2,827         2,655
                                                                                      -----         -----
 Total liabilities and stockholders' equity                                         $18,066       $17,237
                                                                                    =======       =======

The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                          1997         1996       1997         1996
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net Sales                                  $3,784     $4,036       $7,895      $9,162
 Cost of sales                               2,639      2,605        5,356       5,426
                                             -----      -----        -----       -----
 Gross income                                1,145      1,431        2,539       3,737
 Selling and administrative expense          1,503      1,197        2,850       2,611
 Research and development expense              114        162          252         230
                                               ---        ---          ---         ---
 Income (loss) from operations               (472)         72        (563)         895
 Interest expense                              114        270          242         545
                                               ---        ---          ---         ---
 Income (loss) before income taxes           (586)      (198)        (805)         350
 Income tax provision (benefit)              (219)          3        (282)         274
                                             -----          -        -----         ---
 Net income (loss)                          ($367)     ($201)       ($523)         $76
                                            ======     ======       ======         ===
 Primary earnings (loss) per share         ($0.05)    ($0.03)      ($0.08)       $0.01
                                           -------    -------      -------       -----
 Weighted average number of Common
  Stock and equivalents outstanding      8,650,368  7,240,590    8,591,789   7,240,590

The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Six Months Ended
                                                                         June 30,
                                                                 1997                 1996
                                                                 ----                 ----
                                                                      (in thousands)
 Cash flows from operating activities:
   Net income (loss)                                             ($523)                  $76
   Adjustments to reconcile net income to
      cash flows from operating activities
      Depreciation and amortization                                 745                  595
      Deferred taxes                                              (306)                  ---
      Changes in-
        Accounts receivable, net                                  (381)                   83
        Inventories                                               (482)                (432)
        Prepaid expenses and other assets                          (51)                 (39)
        Accounts payable                                            147                  221
        Accrued compensation                                        321                  159
        Accrued expenses                                          (150)                  114
        Other liabilities                                           451                  386
                                                                    ---                  ---
 Net cash provided by (used for) operating activities             (229)                1,163
                                                                  -----                -----
 Cash flows for investing activities:
   Purchase of property, plant and equipment                       (225)                 (78)
   Cash flows from financing activities:
   Net borrowings on revolving loans                               454                  ---
   Issuance of Common Stock                                         308                  ---
   Principal payments on long-term debt                           (179)              (1,072)
                                                                  -----              -------
 Net cash provided by (used for) financing activities               583              (1,072)
                                                                    ---              -------
 Net increase in cash                                               129                   13
 Cash, beginning of period                                           46                  197
                                                                     --                  ---
 Cash, end of period                                               $175                 $210
                                                                   ====                 ====
 Cash paid for:
 Interest                                                          $242                 $152
                                                                   ----                 ----
 Income taxes                                                         2                   84
                                                                      -                   --


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

NOTE 2 - DEFERRED REVENUE

    Deferred revenue of $175,000 at June 30, 1997 represents advance payments received from customers. The anticipated shipment date for these customer orders is the third quarter of 1997.

NOTE 3 - EQUITY

    In 1997 and 1996, the Company established stock option plans (the "Plans") for certain management and directors, pursuant to which the Company issued 750,000 and 1,100,000 options, respectively. In March 1997, the Company issued 89,954 shares of its Common Stock, par value $.001 ("Common Stock") upon the exercise of a portion of the options under the Plans in exchange for accrued salaries and fees totaling approximately $345,000. In June 1997, the Company issued 13,462 shares of its Common Stock in exchange for accrued salary totalling approximately $42,000.

NOTE 4 - EARNINGS PER SHARE

    Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share because the result was antidilutive. Also, the computation of earnings (loss) per share includes preferred stock dividends of $87,500 and $175,000 for the three and six months ended June 30, 1997.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." The Company will implement the disclosure requirements of SFAS 128 as required.

NOTE 6 - SUBSEQUENT EVENT

    In August 1997 the Company entered into an agreement to acquire Hicklin Engineering, Inc., a leading developer and manufacturer of transmission and drive-train component dynamometers and test systems, in exchange for 400,000 shares of the Company's Common Stock. The acquisition is expected to be closed in August 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         ALL AMOUNTS USED HEREIN ARE IN THOUSANDS.


RESULTS OF OPERATIONS

        NET SALES.   Net sales of $7,895 for the six months ended June 30, 1997 decreased $1,267 or 13.8% as compared with net sales of $9,162 for the six months ended June 30, 1996. The decrease in the current year period was due principally to the lower volume of large press drive sales, combined with lower net selling prices at Dynamatic Corporation ("Dynamatic"), a wholly-owned subsidiary of the Company, as compared with the prior year period. This decrease was partially offset by sales of the Company's emissions testing products in the six months ended June 30, 1997. Net sales of $3,784 in the second quarter of 1997 decreased $252 or 6.2% as compared with net sales of $4,036 in the second quarter of 1996. The decrease was due primarily to lower sales volume in the traditional Dynamatic product lines, combined with lower net selling prices, partially offset by sales of the Company's emission testing products in the current year quarter.

        GROSS INCOME. Consolidated gross income of $2,539 or 32.2% to sales for the six months ended June 30, 1997 decreased 32.1% compared with consolidated gross income of $3,737 or 40.8% to sales for the six months ended June 30, 1996. In the second quarter of 1997, consolidated gross income of $1,145 or 30.3% to sales decreased 20.0% compared with consolidated gross income of $1,431 or 35.5% to sales in the second quarter of 1996. The decrease is primarily due to lower sales volume in the current year periods which resulted in higher unabsorbed burden and lower net selling prices in the current year periods.

         SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense, as a percent to net sales, increased to 39.7% and 36.1% for the second quarter and first six months of 1997, compared to 30.0% and 28.5% for the second quarter and first six months of 1996, respectively. The increase is principally due to lower net sales combined with higher selling expenses relative to the Company's emission testing products.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense of $252 or 3.2% to sales for the six months ended June 30, 1997 increased $22 or 9.6% as compared with $230 or 2.5% to sales in the six months ended June 30, 1996. Research and development expenses are primarily expenditures relative to development of the Company's emission testing products.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operating requirements and capital expenditures through cash flows from operations and financing arrangements.

         At June 30, 1997, the Company's working capital was approximately $2,467, compared to working capital of approximately $1,077 at December 31, 1996. This increase is principally due to borrowings on long-term debt which were used to fund inventory requirements for the Company's emission testing products, the issuance of Common Stock and the exchange of accrued salaries and fees for shares of the Company's Common Stock. At June 30, 1997, the Company had approximately $100 available under its existing line-of-credit arrangements.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

     Effective March 10, 1997, the Company granted to certain officers, directors and employees options to purchase a total of 750,000 shares of the Company's Common Stock at a price of $6.00 per share. The options are exercisable at any time during the five years after grant. During the first quarter of 1997, two officers exercised options to purchase a total of 39,856 shares of Common Stock in exchange for approximately $129,500 in accrued salary. In addition, three directors who were owed approximately $216,000 in legal fees and consulting fees exercised options to purchase a total of 50,098 shares of Common Stock in exchange for such fees owed. In June 1997, an officer exercised an option to purchase 13,462 shares of Common Stock in exchange for approximately $42,000 in accrued salary.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 11, 1997, the Company's shareholders held their annual meeting in New York, New York (the "Annual Meeting"). At the Annual Meeting, the shareholders elected Charlotte E. Doremus and John M. Lison to the Company's Board of Directors. 8,307,334 votes were voted in favor of, and no votes were voted against, electing Ms. Doremus. There were 660 votes withheld. 8,307,334 votes were voted in favor of, and no votes were voted against, electing Mr. Lison. There were 660 votes withheld.

        The Company's shareholders also approved the Company's 1997 Omnibus Stock Incentive Plan (the "1997 Incentive Plan"), which was adopted for officers, directors and other employees of the Company and its subsidiaries and provides for the granting of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights and grants of shares of the Company's Common Stock, subject to certain restrictions, up to a maximum of 2,000,000 shares. Details of the Incentive Plan were disclosed in the Company's Proxy Statement, dated May 9, 1997, a copy of which is attached by reference. 8,148,967 votes were voted in favor of, and 5,751 votes were voted against, the adoption of the 1997 Incentive Plan. There were also 435 abstentions and 152,841 broker non-votes.

     At the Annual Meeting, the Company's shareholders ratified the selection of the Company's independent public accountants, Arthur Andersen LLP, to audit the Company's books, records and accounts for the fiscal year ending December 31, 1997. 8,305,620 votes were voted in favor of, and 1,534 votes were voted against, the selection of Arthur Andersen LLP as the Company's independent public accountants. There were also 840 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


 (a)     EXHIBIT NO.   DESCRIPTION

19.1* The Company filed a report on Form 8-K on January 15, 1997 describing the Company's acquisition of Maxwell Dynamometer systems, Inc. The Company filed the report on Form 8-KA on March 31, 1997 providing financial information relating to that acquisition.

 19.2*                 Schedule 14A Proxy Statement, filed May 9, 1997.

 27.1                  Financial data schedule



*Filed previously and incorporated herein by reference

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UNIDYNE CORPORATION

Date: August 14, 1997         /s/ C. Eugene Hutcheson
                             --------------------------------------------
                             C. Eugene Hutcheson, Chairman, Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 14, 1997        /s/ C. Eugene Hutcheson
                             --------------------------------------------
                             C. Eugene Hutcheson, Chairman, Chief Executive
                             Officer and President



Date: August 14, 1997        /s/ Timothy M. Flynn
                             --------------------------------------------
                             Timothy M. Flynn, Senior Vice President and Chief
                             Financial Officer