Form 10QSB
period 1997-09-30
UNIDYNE CORP
filed 1997-11-14
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One) / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended September 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity , as of latest practicable date: 9,185,352 as of September 30, 1997.

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                  ----  -----

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              UNIDYNE CORPORATION
                   CONSOLIDATED BALANCE SHEETS   (UNAUDITED)


                               ASSETS

                                                                                SEPT. 30,    DECEMBER 31,
                                                                                   1997          1996
                                                                                     (IN THOUSANDS)
Current assets:
  Cash                                                                                $406          $46
  Accounts receivable                                                                3,789        1,799
  Inventory                                                                          7,201        3,583
  Prepaid expenses                                                                     201           57
  Deferred income taxes                                                                729          136
                                                                                        --            -
     Total current assets                                                           12,326        5,621
                                                                                    ------        -----
Property, plant and equipment
    Land                                                                               160          160
    Buildings                                                                        3,787        3,800
    Leasehold improvements                                                              26            0
    Machinery and equipment                                                         10,033        6,666
                                                                                    ------        -----
    Total  property, plant and equipment                                            14,066       10,626
Accumulated depreciation                                                           (2,828)      (1,711)
                                                                                   -------      -------
    Property, plant and equipment,  net                                             11,178        8,915
Deferred income taxes                                                                  521          221
Patents                                                                              1,571        1,676
Other assets                                                                           728          804
                                                                                       ---          ---
Total assets                                                                       $26,324      $17,237
                                                                                   =======      =======

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $3,237       $2,268
   Current portion of long-term debt                                                   340          530
   Short term debt                                                                     198            0
   Accrued compensation                                                                898          711
   Other accrued liabilities                                                           709          661
   Income taxes payable                                                                874          374
   Advance Payments                                                                    797            0
                                                                                       ---            -

    Total current liabilities                                                        7,053        4,544

Long-term debt                                                                       5,755        4,767
Pension benefit obligations                                                          1,921        2,033
Post retirement benefits other than pensions                                         3,451        3,238
Deferred revenue                                                                        30          ---
Stockholders' equity
Common Stock, $.001 par value, 50,000,000 shares authorized, 9,185,352 shares            9            9
issued and outstanding.
Preferred Stock,  $10 per share liquidation value, $10 par value, 20,000,000         5,000        5,000
shares authorized, 500,000 issued and outstanding
Additional paid-in capital                                                          12,490        6,420
Retained deficit                                                                   (9,385)      (8,774)
Total stockholders' equity                                                           8,115        2,655
Total liabilities and stockholders' equity                                         $26,324      $17,237
                                                                                   =======      =======

      The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER  30,              SEPTEMBER 30,
                                            1997          1996           1997          1996
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales                                  $5,176        $4,115        $13,071       $13,277
Cost of sales                               3,672         2,679          9,028         8,103
Gross income                                1,504         1,436          4,043         5,174
Selling and administrative expense          1,377         1,544          4,227         4,156
Research and development expense              124           114            376           344
Income (loss) from operations                   3         (222)          (560)           674
Interest expense                              160           277            402           823
Income (loss) before income taxes           (157)         (499)          (962)         (149)
Income tax provision (benefit)               (63)          (84)          (345)           190
Net income (loss)                            (94)         (415)          (617)         (339)
Primary earnings (loss) per share          (0.01)        (0.06)         (0.07)        (0.05)
Weighted average number of Common
 Stock and equivalents outstanding      9,185,352     7,398,336      9,185,352     7,398,336

      The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                   Nine Months Ended
                                                                       September 30,
                                                                1997                 1996
                                                                ----                 ----
                                                                (in thousands)
Cash flows from operating activities:
  Net income (loss)                                             ($617)                ($339)
  Adjustments to reconcile net income to
     cash flows from operating activities                                               882
     Depreciation and amortization                               1,242                    0
     Deferred taxes                                              (893)
     Changes in-
       Accounts receivable, net                                  (144)                  473
       Inventories                                             (1,537)                (485)
       Prepaid expenses and other assets                           102                (302)
       Accounts payable                                            473                  661
       Accrued compensation                                        338                  160
       Accrued expenses                                            293                 (137)
       Other liabilities                                           131                  624
       Advance Payments                                            797
Net cash provided by (used for) operating                          185                1,537
activities
Cash flows for investing activities:
  Purchase of property, plant and equipment                      (669)                (170)
  Cash flows from financing activities:
  Net borrowings  on revolving loans                               574                 (10)
  Issuance of Common Stock                                         308                   75
  Principal payments on long-term debt                           (256)              (1,395)
Net cash provided by (used for) financing
activities                                                         626              (1,330)
Cash Acquired by Acquisition                                       218                    0
Net increase in cash                                               360                   37
Cash, beginning of period                                           46                  197
Cash, end of period                                                406                  234
Cash paid for:
Interest                                                           237                  243
Income taxes                                                         2                  100

      The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

  In the opinion of the management of UNIDYNE Corporation (the "Company"), the accompanying consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are necessary for a fair presentation of the Company's results of operation and changes in financial position for the interim periods presented. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - ORGANIZATION OF THE BUSINESS AND CERTAIN OTHER MATTERS

    On September 30, 1997, the company acquired all of the issued and outstanding shares of common stock of Sabina Industries, Incorporated ("Sabina"). The purchase price did not include investment banking, legal and other costs, and was paid through the exchange of 500,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), for all the issued and outstanding shares of Sabina. The acquisition was accounted for using the purchase method of accounting.

    In August 1997, the Company entered into an agreement to acquire Hicklin Engineering Inc. ("Hicklin"), a leading developer and manufacturer of transmission and drive-train component dynamometers and test systems, in exchange for 400,000 shares of the Company's Common Stock. The agreement by its terms has expired. However, the Company is engaged in discussions with Hicklin concerning a possible acquisition.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

    REVENUE.   Revenue related to the manufacture of the Company's emission test business is recognized upon shipment of products to the customer. Revenue related to lease income is recognized at the time of sale of leases to certain third party lessors.

NOTE 4 - EQUITY

  In 1997 and 1996, the Company established stock option plans (the "Plans") for certain management and directors, pursuant to which the Company issued 750,000 and 1,100,000 options, respectively. In March 1997, the Company issued 89,954 shares of its Common Stock, upon the exercise of a portion of the options under the Plans in exchange for accrued salaries and fees totaling approximately $345,000. In June 1997, the Company issued 13,462 shares of its Common Stock upon the exercise of a portion of the options under the Plans in exchange for accrued salaries totalling approximately $42,000.

NOTE 5 - EARNINGS PER SHARE

    Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share because the result was antidilutive. Also, the computation of earnings (loss) per share includes preferred stock dividends of $262,500 and $175,000 for the three and nine months ended September 30, 1997.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." The Company will implement the disclosure requirements of SFAS 128 as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         ALL AMOUNTS USED HEREIN ARE IN THOUSANDS.


RESULTS OF OPERATIONS

  NET SALES.   Net sales of $13,071 for the nine months ended September 30,
1997 decreased $206 or 1.6% as compared with net sales of $13,277 for the nine months ended September 30, 1996. The decrease in the current year period was due principally to lower large press drive sales, combined with lower sales at Dynamatic Corporation ("Dynamatic"), a wholly owned subsidiary of the Company which were offset by higher sales of emission testing products. Net sales of $5,176 in the third quarter of 1997 increased $1,061 or 25.8% as compared with net sales of $4,115 in the third quarter of 1996. The increase was due primarily to higher sales volume in the emission test system product line, which offset lower large press drive and Dynamatic sales.

  GROSS INCOME. Consolidated gross income of $4,043 or 30.9% of sales for the nine months ended September 30, 1997 decreased 21.9% compared with consolidated gross income of $5,174 or 39.0% of sales for the nine months ended September 30, 1996. In the third quarter of 1997, consolidated gross income of $1,504 or 29.1% of sales increased 4.7% compared with consolidated gross income of $1,436 or 34.9% of sales in the third quarter of 1996. The decrease in gross income for the nine month period is primarily due to higher costs associated with the startup of the emission testing products business. The increase in gross income for the three month period is primarily due to increased sales associated with the emission testing products business.

  SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense, as a percent of net sales, was 26.6% and 32.3% for the third quarter and first nine months of 1997, compared to 37.5% and 31.3% for the third quarter and nine months of 1996, respectively. The full year to year increase is principally due to higher selling expenses relative to the Company's emission testing products.

  RESEARCH AND DEVELOPMENT EXPENSE.    Research and development expense of $376
or 2.9% of sales for the nine months ended September 30, 1997 increased $32 or 9.3% as compared with $344 or 2.6% of sales for the nine months ended September 30, 1996. Research and development expense of $124 or 2.4% of sales for the three months ended September 30, 1997 increased $10 or 8.8% as compared with $114 or 2.8% of sales for the three months ended September 30, 1996. Research and development expenses are primarily expenditures relative to development of the Company's emission testing products.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operating requirements and capital expenditures through cash flows from operations and financing arrangements.

  At September 30, 1997, the Company's working capital was approximately $5,273, compared to working capital of approximately $1,077 at December 31, 1996. This increase is principally due to borrowings on long-term debt and use of advance payments which were used to fund inventory requirements for the Company's emission testing products, the acquisition of Sabina, the sale of Common Stock and the exchange of accrued salaries and fees for shares of the Common Stock. At September 30, 1997, the Company had approximately $120 available under its existing line-of-credit arrangements.

  On November 11, 1997, the Company received a notice to levy from the United States Internal Revenue Service and the State of Wisconsin seeking to recover an alleged income tax liability of approximately $875,000 for the 12 months ended August 31, 1996. The accompanying financial statements make provision for the full amount of this liability. The Company will be required to pay the amount claimed and will thereupon be entitled to an offsetting tax refund for a substantial portion of the amount paid.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

7.1 On September 30, 1997, the Company acquired all of the issued and outstanding common stock of Sabina in exchange for 500,000 newly issued shares of the Common Stock. Sabina manufactures and sells DC electric motors, drives and controls to industrial customers in the automotive, materials handling, plastic, printing, textile and wire and cable industries. The issuance of the Company's Common Stock to Sabina was exempt from the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (A)     EXHIBIT    DESCRIPTION
 ----------------   -----------
 NO.
 ---
 19.1*              The Company filed a report on Form 8-K on  October 15, 1997 describing the
                    Company's acquisition of Sabina Industries, Inc.



 27.1**             Financial Data Schedule





*Filed previously and incorporated herein by reference.
**Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UNIDYNE CORPORATION

Date: November 11, 1997                   /s/ C. Eugene Hutcheson
                                          --------------------------------------------
                                          C. Eugene Hutcheson, Chairman, Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 11, 1997                  /s/ C. Eugene Hutcheson
                                         --------------------------------------------
                                         C. Eugene Hutcheson, Chairman, Chief Executive Officer and
                                                              President



Date: November 11, 1997                  /s/ Jeffrey M. Granger
                                         --------------------------------------------
                                         Jeffrey M. Granger, Treasurer