Form 10KSB
period 1997-12-31
UNIDYNE CORP
filed 1998-04-27
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT of 1934

For the year ended December 31, 1997

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    -------------  to  --------------

Commission file number            0-10372
                        ------------------------

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

The issuer's net revenues for its most recent fiscal year were $22,108,308.

The aggregate market value of the issuer's voting stock held as of December 31, 1997 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date, was approximately $11,036,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes          No
    -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practicable date: 9,335,352 AS OF DECEMBER 31, 1997

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                 ---     ---

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

UNIDYNE Corporation, through its subsidiaries Dynamatic Corporation ("Dynamatic"), Sabina Industries ("Sabina"), Unidyne Test Systems, Inc. ("Unidyne Test"), Maxwell Emissions Test Systems, Inc. ("METS"), Unidyne Capital, Inc. ("Capital"), Kenosha Corporation ("Kenosha") and Maxwell Dynamometer Systems, Inc. ("Maxwell"), manufactures vehicle testing equipment, including emissions testing and post-manufacturing testing, specialized AC and DC electric motors and variable speed drives and controls utilizing the Eddy Current and DC Drive operating principles to control drive speed and power. UNIDYNE Corporation and its subsidiaries are herein collectively referred to as the "Company".

The Company's products are primarily marketed and sold by a Company field sales force and independent sales agents, all supported by an in-house staff. At present, the Company has an established sales and distribution network with customers located throughout the United States, Canada, Mexico and other foreign countries.

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

On September 1, 1995, UDI acquired substantially all of the operating assets of the Eddy Current Drive Division (the "Division") of Eaton Corporation ("EATON"). Effective with the acquisition, the Division commenced operations as Dynamatic, a wholly-owned subsidiary of UDI. The Company's Kenosha subsidiary also acquired on this date all of the real estate assets of the Division, consisting of an office, laboratory, and manufacturing facility totaling 307,000 square feet situated on 13 acres of land in Kenosha, Wisconsin.

On September 30, 1997 the Company acquired all of the issued and outstanding shares of the common stock of Sabina Industries, Incorporated, a California corporation, which manufactures motor controls for a broad range of industrial and commercial uses.

In 1997 the Company formed Maxwell Emission Tests Systems, Inc. and Unidyne Test to market dynamometers used to test automobiles and light trucks for emissions in accordance with a United States Environmental Protection Agency ("EPA") mandate. The organization was staffed to meet the requirements as were identified in accordance with the various states plans to implement their mandated program. Some states have announced extensions in the implementation of their program from 1998 out in to 1999.

In 1997 the Company formed Unidyne Capital to provide sources of lease financing to its customers.

On February 27, 1998, the Company acquired ELA Machine Co., Inc. an Illinois corporation, a manufacturer and re-manufacturer of specialized industrial and commercial process machinery and equipment.

PRODUCTS

Dynamatic has been manufacturing proprietary, specialized electric motors and variable speed drives and controls for over 65 years utilizing the Eddy Current Drive operating principle to control drive speed and power. The variable speed drives are used in a variety of products including stamping presses, pumps, and special process equipment. Dynamatic also manufactures engine dynamometers and transmission dynamometers for a variety of large industrial customers, primarily in the automotive, transportation, manufacturing, and processing systems industries.

Dynamatic manufactures specialized electric motors and variable speed drives and controls utilizing the Eddy Current Drive operating principle to control drive speed. The variable speed drives arc used in a variety of products including stamping presses, pumps, and special process equipment. Dynamatic also manufactures engine dynamometers and transmission dynamometers for a variety of large industrial customers, primarily in the automotive and heavy equipment industries.

Dynamatic manufactures certain key components and systems used in the products and systems of each of the other subsidiaries.

Maxwell has been designing and building engine and chassis dynamometers for over 50 years. This equipment is used to test engine and chassis performance for motor vehicles. Maxwell's customer base is made up of heavy-duty truck, bus and automobile manufacturers, fleet owners and transit authorities, throughout the United States, Canada, Mexico and other foreign countries.

The EPA has created an Emission Testing Program (the "Program") which mandates enhanced emission tests of vehicles in 22 states which have not attained the required level of clean air as prescribed by the Clean Air Act of 1990. Also, six additional states have voluntarily agreed to comply with the enhanced standards of the Program for automobile emissions testing. The enhanced emissions tests mandated by the Program must be performed under conditions that more closely simulate actual driving conditions, and are most effectively obtained by testing vehicles under load conditions, utilizing a chassis dynamometer. The Company has developed and is manufacturing Emission Test Stands ("ETS") which are capable of meeting the enhanced standards of the Program. The major components of the ETS are a specialized chassis dynamometer designed and patented by Maxwell and emissions testing equipment and computer controls designed and developed by Dynamatic and Maxwell. The ETS is manufactured and assembled by Dynamatic.

Sabina designs and manufactures motor controls for a broad range of industrial and commercial applications. Sabina supplies major processing system designers and manufacturers, and Fortune 500 manufacturers. The motor control package and system include electric motors manufactured by Dynamatic.

ELA Machine Co., Inc. manufactures and assembles specialized engineered machinery and systems for the packaging and process industries.

The Company has completed development and is introducing a new generation of motor control technology incorporating digital electronics. The digital control system is produced, installed and operated at lower cost than existing systems, with more efficient performance.


SUPPLIERS

The Company currently purchases all of its materials from major vendors. In the past, the Company has not experienced any significant delays due to vendors' inability to meet demand, and management believes that adequate materials will continue to be available to meet product needs.

The Company has begun a program to maximize the extent to which subsidiaries utilize components manufactured by other Company subsidiaries. The Company is initiating a program of joint purchases by subsidiaries to maximize volume purchases and discounts.

MARKETING AND DISTRIBUTION

The Company markets and distributes its products under the Dynamatic, Maxwell, Sabina, and H&R Manufacturing names. Dynamatic continues to be the leading supplier, integrator, and manufacturer of standard Eddy Current drives, custom test stands and stamping press drives, highly engineered definite purpose motors and Eddy Current clutches, brakes and dynamometers. Dynamatic's products are sold through its own in-house staff and field sales force, both directly and through distributors throughout the United States, Canada and other foreign countries.

Maxwell markets its product through its own in-house staff. Maxwell markets its engine and chassis dynamometers and brake testers to heavy duty truck, bus and automobile manufacturers, fleet owners and transit authorities throughout the United States, Canada and other foreign countries.

The ETS is marketed through in-house staff and through a Company field sales force. The Company is focusing its sales and marketing efforts in the states which have announced the earliest implementation dates of the Program. These are Pennsylvania, California, Virginia and New York. Massachusetts and New Jersey, which originally scheduled 1998 implementation dates, have announced revised dates in 1999.

COMPETITION

The Company competes on the basis of price, service, product quality, design and performance characteristics.

The Company competes for sales of the ETS primarily with four emissions testing equipment integrators (ESP, Automotive Diagnostics, Snap-on/ Sun and Worldwide Environmental). Competition for sales of the specialized chassis dynamometer designed for light trucks and automobiles comes primarily from two chassis dynamometer manufacturers (Clayton Industries, John Bean, Mustang Dynamometer). Maxwell competes for dynamometer sales with five dynamometer manufacturers (Clayton Industries, Mustang Dynamometer, Superflow, MAHA, and Schenk Pegasus).

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

GOVERNMENT APPROVAL

In order for equipment to be used in the ETS Program, it must be certified by each state implementing the Program. In September 1997, the Company obtained the first certification for test equipment in Pennsylvania. The Company has submitted test units for certification to California and is pursuing certification in other states based upon scheduled Program implementation dates.

EMPLOYEES

As of December 31, 1997, the Company employed approximately 256 people at locations in Kenosha, WI., Exton and Hazleton, PA., and Anaheim and San Francisco, CA.

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

ITEM 2. PROPERTIES

Dynamatic's principal operating facility, located in Kenosha, Wisconsin, is owned by Kenosha Corporation, a wholly-owned subsidiary of the Company. The facility is comprised of two buildings totaling 307,700 square feet, situated on 13 acres of land. At present, approximately 16,500 square feet is used for office space, approximately 196,600 square feet is used as laboratory and manufacturing for DYNAMATIC products other than ETS, and approximately 65,000 is used to manufacture and inventory the ETS. The facility's production capacity exceeds the Company's current needs. Approximately 29,600 square feet of unused office space is available for sales, marketing and administrative functions to support the ETS sales.

The Company has 30,000 square feet of manufacturing space and 15,000 square feet of office space at Sabina, under lease, 25,000 square feet of manufacturing space and 5,000 square feet of office space at ELA, under lease, and 21,500 square feet of office and factory space in Exton, Pennsylvania, under lease.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in a action filed by the former stockholders of Sabina. The complaint alleges fraud and misrepresentation in connection with the Company's September 30, 1997 acquisition of all of the outstanding stock of Sabina. The complaint seeks recission and compensatory damages in an unspecified amount. The company has denied all allegations of wrongdoing and is vigorously defending the action.

On November 11, 1997, the Company received a notice to levy from the United States Internal Revenue Service and the State of Wisconsin seeking to recover an alleged income tax liability of approximately $875,000 for the 12 months ended August 31, 1996. The accompanying financial statements make provision for the full amount of this liability. The Company will be required to pay the amount claimed and will thereupon be entitled to an offsetting tax refund for a substantial portion of the amount paid due to subsequent operating losses in 1997.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices for the periods indicated as reported by the NASDAQ SMALL CAP MARKET. These prices reflect quotations between dealers and do not include retail mark-ups, mark downs, or commissions.

-------------------------------------------------------------------------
                          Low              High
                          ------           ------
 ------------------------------------------------------------------------
Calendar year 1997
-------------------------------------------------------------------------
First quarter             4 7/8            6 3/8
-------------------------------------------------------------------------
Second quarter            4  1/2           10 1/8
-------------------------------------------------------------------------
Third quarter             7  1/2           11 1/8
------------------------------------------------------------------------
Fourth quarter            4                12
-------------------------------------------------------------------------

Calendar year 1996
-------------------------------------------------------------------------
First quarter             1  1/2           2
--------------------------------------------------------------------------
Second quarter            1  1/2           4
--------------------------------------------------------------------------
Third quarter             3                5
--------------------------------------------------------------------------
Fourth quarter            4                6
--------------------------------------------------------------------------

At December 31, 1997, the Company had approximately 833 shareholders of record. The Company has paid no dividends during the period of this report and no common dividends are contemplated in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997, AS COMPARED WITH DECEMBER 31, 1996.

All amounts used herein are in thousands.

Sales for the year ended December 31, 1997 were $22,108 as compared with $16,605 for the twelve months ended December 31, 1996. Cost of sales for the year ended December 31,1997 was $14,904 or

67.6% to sales as compared with $10,504 or 63.3% to sales for the year ended December 31,1996. The increase is primarily attributable to the acquisition of Sabina and sales of emission test stands. In 1997 the Company initiated development, engineering and manufacturing of the ETS product line. Much of the increase in Cost of Sales are attributable to this start-up.

During the year ended December 31, 1997, the Company had selling and administrative expenses of $8,072 or 36.5% to sales as compared with selling and administrative expenses of $5,794 or 33.1% to sales for the year ended December 31, 1996. During the fourth quarter of 1997, the company postponed its plans for a proposed stock offering. Accordingly, costs previously incurred and deferred in the amount of approximately $810,000 were expensed and are included in selling and administrative expenses for the year ended December 31, 1997. This is the primary cause for the increase in expenses as a percentage of net sales.

During the years ended December 31, 1997 and December 31, 1996, the Company had $505, or 2.3% of sales, and $501, or 3.0% of sales of research and development expenditures, respectively. Interest expenses decreased to $687 for the year ended December 31, 1997 from $1,027 for the previous year. This decrease results primarily from the Company's conversion of the debt originally owed to Eaton related to the acquisition of Dynamatic, which was exchanged for common stock of UNIDYNE in November 1996.

The Company has recorded a tax benefit on the losses incurred for the year ended December 31, 1997. The Company believes these benefits will be realizable through earnings in 1998 and tax carryback provisions which will be available upon payment of the 1996 tax liability. The provision recorded in 1996 was primarily a result of losses related to the acquired Maxwell subsidiary which were not tax benefitted prior to the date of acquisition.

The dollar increases between the years are primarily due to the acquisition of Sabina and the introduction of the ETS product line.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of long-term and short-term liquidity are projected cash from operations and borrowing capacity. The Company believes that these sources are sufficient to fund the anticipated future growth of the Company.

During the year ended December 31, 1997, the Company used cash for operations
of $459.   Investing activities used cash of $1,384, primarily for building improvements and ordinary equipment purchases, while financing activities provided $2,725 net primarily from a new mortgage secured by the real estate owned by Kenosha.

At December 31,1997, the Company had working capital of $3,700.

On April 2, 1998 the Company secured an Operating Line of Credit with Union Bank of California, N.A., in the amount of $1,250 for its subsidiary, Sabina. The maturity is June 1, 1999 and is secured by the Accounts Receivable of Sabina. On April 2, 1998 the Company secured a term loan with Union Bank of California, N.A., in the amount of $200 for its subsidiary, Sabina. The maturity date is June 1, 2001.

In 1998, the Company expects to purchase up to $300 of machinery and equipment for use in the manufacture of the ETS product line. It is anticipated that these purchases will be funded through installment debt.

ITEM 7.      FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of UNIDYNE Corporation:

We have audited the accompanying consolidated balance sheet of UNIDYNE Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNIDYNE Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's primary line of credit expires on April 30, 1998. The Company's current inability to secure this financing raises substantial doubt abut the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ ARTHUR ANDERSEN LLP

                                                    ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
April 15, 1998

                              UNIDYNE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

Assets
Current assets:
     Cash                                                                                 $   928
     Accounts receivable, less allowance of $128                                            3,794
     Inventory                                                                              9,293
     Prepaid expenses                                                                         415
     Other current assets                                                                      32
     Deferred and other refundable taxes                                                    1,094
                                                                                        ---------
             Total current assets                                                          15,556
Property, plant and equipment
     Land                                                                                     160
     Leasehold improvements                                                                   304
     Buildings                                                                              3,678
     Machinery and equipment                                                                8,788
                                                                                        ---------
                                                                                           12,930
     Accumulated depreciation                                                              (3,697)
                                                                                        ---------
                                                                                            9,233

Deferred income taxes                                                                         282
Goodwill                                                                                    2,479
Patents                                                                                     1,490
Other assets                                                                                  760
                                                                                        ---------
                                                                                            5,011


Total assets                                                                               $29,800
                                                                                        =========

Liabilities & Stockholders' Equity
Current liabilities:
     Accounts payable                                                                      $4,726
     Short-term debt                                                                        3,220
     Accrued compensation                                                                     641
     Income taxes payable                                                                   1,079
     Due to Funding Sources-Leases                                                            647
     Deferred revenue                                                                         433
     Other accrued liabilities                                                              1,112
                                                                                        ---------
             Total current liabilities                                                     11,858

Long-term debt                                                                              4,382
Post-retirement benefits - Pension                                                          2,116
Post-retirement - Health                                                                    3,552
                                                                                        ---------
                                                                                           10,050
Stockholders' Equity:
     Common  Stock, $.001 par value, 50,000,000 shares authorized and
     9,335,352 outstanding                                                                      9
     Preferred Stock, at $10 per share liquidation value, $10 par value,
     20,000,000 shares authorized, 500,000 issued and outstanding                           5,350
     Additional paid-in capital                                                            13,127
     Treasury stock                                                                            (7)
     Retained deficit                                                                     (10,587)
                                                                                     ------------
     Total stockholders' equity                                                             7,892
                                                                                     ------------
     Total liabilities and stockholders' equity                                           $29,800
                                                                                     ============

See accompanying notes to consolidated financial statements.

                              UNIDYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 1997
                             AND DECEMBER 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                          ----------------------------

                                                                   1997                      1996
                                                                   ----                      ----
Net sales                                                           $22,108                    $16,605
Costs of products sold                                               14,904                     10,504
                                                                -----------                -----------
Gross profit                                                          7,204                      6,101

Selling and administrative expense                                    8,072                      5,794
Research and development expense                                        505                        501
                                                                -----------                -----------
                                                                      8,577                      6,295
                                                                -----------                -----------
(Loss) from operations                                               (1,373)                      (194)

Interest Income                                                          63                        ---
Interest expense                                                       (687)                    (1,027)
                                                                -----------                -----------
(Loss) before income taxes                                           (1,997)                    (1,221)
Income tax (benefit) provision                                         (534)                       102
                                                                -----------                -----------
Net (Loss)                                                           (1,463)                    (1,323)

Preferred Dividends                                                    (350)                       ---
                                                               ------------               ------------
Loss Applicable to Common Stockholders                              ($1,813)                   ($1,323)
                                                               ------------               ------------
Basic and diluted loss per share                                     ($0.21)                    ($0.18)
                                                               ------------               ------------
                                                               ------------               ------------

Weighted average number of shares of
Common Stock                                                      8,764,936                  7,240,590
                                                               ------------               ------------
                                                               ------------               ------------

          See accompanying notes to consolidated financial statements.

                              UNIDYNE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1997
                             AND DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                 Common       Preferred     Additional                        Retained         Total
                                 Stock        Stock         Paid-in          Treasury         Earnings         Stockholders'
                                                            Capital          Stock            (Deficit)        Equity
                                 ---------    ----------    -----------      ------------     -------------    ------------
Balance at December 31, 1995           $7      $5,000        $ ---                 $---         ($7,451)           ($2,444)

Issuance of Common Stock                1                     5,919                                                  5,920

Options Exercised                       1                       501                                                    502

Net (Loss)                                                                                       (1,323)            (1,323)
                                  -------   ---------    ----------          ----------      ----------         ----------

Balance at December 31, 1996            9       5,000         6,420                   0          (8,774)             2,655

Options Exercised                                               539                                                    539

Issuance of Common Stock                                        308                                                    308

Common Stock Issued For Service                                 360                                                    360

Shares Issued for Acquisition                                 5,375                                                  5,375

Fair Value of Options Issued to Contractors                     125                                                    125

Treasury Stock Repurchases                                                           (7)                                (7)

Net (Loss)                                                                                       (1,463)            (1,463)

Preferred Dividends                               350                                              (350)             -----
                                  -------   ---------    ----------          ----------      ----------         ----------
Balance at December 31, 1997           $9      $5,350       $13,127             $    (7)       ($10,587)            $7,892
                                    =====       =====        ======             =======         =======             ======

          See accompanying notes to consolidated financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             AND DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                     1997                         1996
                                                               ----------                    ---------
Cash flows from operating activities:
    Net loss                                                      ($1,463)                     ($1,323)
    Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                                   2,197                        1,239
    Deferred taxes                                                 (1,239)                        (263)
    Accrued expenses converted into equity                            874                           87
    Changes in -
         Accounts receivable, net                                      14                          837
         Inventories                                               (3,340)                        (625)
         Prepaid expenses and other assets                           (332)                         (47)
         Accounts payable                                           1,423                        1,377
         Accrued compensation                                        (414)                         451
         Accrued expenses                                             203                           (7)
         Other liabilities                                            830                          788
         Income taxes                                                 788                          ---
                                                               ----------                   ----------
Net cash provided by (used for) activities                           (459)                       2,514
                                                               ----------                   ----------
Cash flows for investing activities:
    Purchase of property, plant and equipment                      (1,592)                        (508)
    Cash obtained in acquisition                                      208                          ---
                                                               ----------                   ----------
Net cash (used for) investing activities                           (1,384)                        (508)
                                                               ----------                   ----------
Cash flows from financing activities:
    Net borrowings on revolving line-of-credit                        (79)                         279
    Repayments on subordinated debenture                              ---                         (500)
    Purchase treasury stock                                            (7)                         ---
    Issuance of Common Stock                                          451                          185
    Offering related costs                                            ---                         (438)
    Borrowings on long term debt                                    2,234                          ---
    Principal payments on long term debt                             (521)                      (1,683)
    Advances from funding sources                                    647                           ---
                                                               ----------                   ----------
    Net cash provided by (used for) financing activities            2,725                       (2,157)
                                                               ----------                    ---------
    Net increase (decrease) in cash                                   882                         (151)
    Cash, beginning of period                                          46                          197
                                                                ---------                   ----------
    Cash, end of period                                             $ 928                         $ 46
                                                                =========                   ==========
    Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                         $687                         $898
    Income taxes                                                      ---                          129
                                                               ----------                   ----------

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of UNIDYNE Corporation and its subsidiaries Dynamatic Corporation, Sabina Industries Incorporated, Maxwell Dynamometer Systems, Inc., Kenosha Corporation, UNIDYNE Capital, Inc., Maxwell Emission Test Systems, Inc., and UNIDYNE Test Systems, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates made by management. Actual results could differ from those estimates.

The Company Produces specialized electric motors and controls through its Dynamatic and Sabina subsidiaries. The Company also manufactures engine and chassis dynamometers and related emission test stands ("ETS") through Dynamatic and Maxwell.

On September 2, 1996, Blue Jay Enterprises, Inc. ("Blue Jay") acquired all the issued and outstanding stock of UDI, a Delaware corporation, and certain assets of Capital Idea, Inc., ("Capital Idea") a related patty. After the acquisition, Blue Jay changed its name to UNIDYNE Corporation (the "Company"). Because Blue Jay was a public registrant with no operations, the acquisition of UDI was treated as a reverse acquisition for accounting purposes. Accordingly, the accompanying financial statements for the Company include amounts for periods prior to the acquisition.

On September 2, 1996, the Company also acquired a 9% interest in Maxwell Dynamometer Systems, Inc ("Maxwell"), a Delaware corporation, in exchange for 160,500 shares of the Company's common stock, par value $.00l per share (the "Common Stock"). On December 31,1996, the Company acquired the remaining 91% (81% from Capital Idea and 10% from minority interest shareholders) of Maxwell in exchange for 192,332 shares of the Common Stock and 500,000 shares of the Company's Class A Convertible Preferred Stock with a liquidation value of $10 per share and a 7% cumulative dividend (the "Preferred Stock"). The majority owner of the Company was also the majority owner of Maxwell. Therefore, the accompanying financial statements have been restated to include the accounts of Maxwell for all periods presented.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (000's);

         Raw materials and manufactured            $7,974
         parts
         Work in process                              976
         Finished goods                               343
                                                ---------
                                                   $9,293

The value of inventory includes costs for material, labor and production overhead.

Property, Plant and Equipment:   Property, plant and equipment acquired in
connection with purchase acquisitions are recorded at the fair market value as of the date of the acquisition. All other property, plant and equipment acquired is stated at cost. Depreciation and amortization are being recorded on a straight-line basis over the estimated lives of the assets which range from 4 to 10 years for machinery and equipment and 7 to 25 years for buildings.

Deferred Revenue:   The Company recognizes revenue on its service contracts
over the life of the related contract. Unearned amounts are recorded as deferred revenue on the accompanying Balance Sheet.

Due to funding sources-Leases:   The Company facilitates financing of the sale
of its ETS equipment to interested customers through two third-party leasing agencies. Under the terms of the agreements with these agencies, the Company receives advanced funding for units that are sold, but the customer's financing has not yet been approved. These advances are reflected as liabilities until the customer's financing is approved, after which the funding is used to reduce the related account receivable. The Company is not subject to any recourse provisions for the products they sell.

Research and Development: Research and development costs are charged to expense as incurred.

Earnings Per Share: Basic Earnings per share is calculated based on the average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any common stock equivalents or convertible securities.

NOTE 2:   ACQUISITIONS

The Company acquired Maxwell through an exchange of stock with the majority owner of Maxwell and with unrelated minority shareholders of Maxwell. Since the majority owner of the Company was also a majority owner of Maxwell, the acquisition of those shares was treated as a reorganization. Accordingly, the accompanying financial statements for the Company include the results of Maxwell from 1996, using the historical basis of Maxwell's assets and liabilities.

As part of the acquisition of Maxwell, the Company acquired certain technology and patents relative to a chassis dynamometer, which will be used in the Company's automobile emissions testing products. The patent has been valued by an independent appraiser and has an economic life of eight years. For accounting purposes, the patent was initially reflected in the financial statement at $1,676,000 (the excess purchase price over cost relative to non-affiliates) and is being amortized over its economic life ($186,000 in
1997).

On September 30, 1997, the Company acquired all of the outstanding stock of Sabina in exchange for 500,000 shares of Company common stock. The acquisition was recorded using the purchase accounting method. Accordingly, the accompanying financial statements for the Company include amounts that have been restated at their fair market value and activity for the period since the acquisition. The fair value of the consideration given was $5,375,000, based on the market value of the Company's stock at the date of acquisition. A summary of the purchase price allocation is as follows:

            Cash                                            $   218,000
            Accounts Receivable                               2,009,000
            Inventory                                         2,370,000
            Other Assets                                         88,000
            Fixed Assets                                        528,000
            Goodwill                                          2,504,000
            Current Liabilities                              (1,664,000)
            Debt                                               (678,000)
                                                       ---------------
                                                             $5,375,000

The company is amortizing the goodwill recorded in conjunction with the Sabina acquisition over 25 years. The following unaudited proforma data presents the consolidated results of operations as if the acquisition occurred at the beginning of the periods presented.

                                                      1997                   1996
                                                      ----                   ----
            Net Sales                            $29,644,000                $27,392,000
            Net Loss                              (1,739,000)                (1,404,000)
            Loss Per Share                             (0.19)                     (0.18)

In February, 1998, the Company acquired ELA Machine Co., Inc., through the issuance of 75,000 shares of common stock. The fair value of the consideration given was $525,000.


NOTE 3:  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). The standard requires the disclosure of two earnings per share amounts, "basic earnings per share of common stock" and "diluted earnings per share of common
stock".   The computation of diluted earnings per share is similar to the
Company's previous computation of "primary earnings per share of common stock."

Basic earnings per share of common stock is computed by dividing net earnings from operations available to common stockholders by the weighted average number
of common shares outstanding during the period.   Diluted earnings per share of
common stock is computed by dividing net earnings from operations by the average number of common shares and other dilutive equity securities.

The following shares were used to calculate basic and diluted earnings per share:

                                                                           December 31, 1997            December 31, 1996
                                                                           ----------------             -----------------
    Weighted average shares of common stock outstanding                         8,764,936                     7,240,590

The shares outstanding used to compute diluted earnings per share for 1997 and 1996 excluded all outstanding convertible securities. The convertible securities were excluded because their inclusion in the computation would have been anti-dilutive.

NOTE 4:  OTHER ASSETS

In 1996, the Company incurred approximately $438,000 in professional fees relating to a proposed common stock offering. The Company had deferred those costs in anticipation of a 1997 offering. In the fourth quarter of 1997 the Company postponed its plans for the offering. Accordingly, the deferred offering costs were expensed and are included in Selling and Administrative Expenses in the accompanying Statement of Income for 1997.

NOTE 5:  DEBT

The Company's long-term debt, as of December 31, 1997, consists of the following (000's):

         Revolving line of credit             $ 2,692
         Bank Term Notes                        2,132
         Mortgage Note                          2,500
         Other Long Term Debt                     278
                                              -------
                                              $ 7,602
         Less Current Portion                   3,220
                                              -------
                                              $ 4,382

The company has a 9.5% term note (the "Note") with a bank. The note is secured by a General Business Security Agreement and is payable in equal monthly principal payments of $32,833 through December 30, 2002. The interest rate is variable based on the bank's index rate.

The Company has lines of credit with banks with a maximum borrowing limit of $4.2 million, limited by predetermined percentages of eligible receivables and inventory. As of December 31, 1997, the Company had borrowed the maximum available based on the borrowing base limitations. The principal line of credit, with a maximum borrowing limit of $3.0 million expires April 30, 1998. The Company is currently conducting the renewal process of this line with the current lender. This lender has provided financing to the Company since inception (September 1, 1995). Management believes that it will be successful in securing the renewal of this line or obtaining alternative financing in a timely manner. The interest on the lines were 9.75% at December 31, 1997.

The Company has a 9.61% note on the land and buildings located in Kenosha, Wisconsin. The Note is payable in monthly installments of $23,483 in interest and principal through December 2007.

Subsequent to year-end, the Company secured an operating line of credit for its Sabina subsidiary in the amount of $1.25 million and a related term loan in the amount of $.2 million. The operating line matures in June 1999, and the term loan matures in June 2001.

The above debt agreements require the Company to meet certain debt covenant ratios including the maintenance of a minimum current ratio, working capital, net worth and debt to net worth ratio. The Company is currently in compliance with these covenants.

Annual principal payments required under long-term debt obligations are as follows (000's):

                                 1998              $3,220
                                 1999                 736
                                 2000                 736
                                 2001                 726
                                 2002                 703
                                 Thereafter         1,481

NOTE 6:  PENSION PLANS

The Company has non-contributory defined benefit pension plans covering the majority of employees. Plans covering salaried employees provide benefits that are based on years of service and final average compensation. Benefits for hourly employees are generally based on years of service. Company policy is to fund at least the minimum amount required by applicable regulations.

The components of pension expense for the years ended December 31, 1997 and December 31, 1996 follow (000's):

                                                                        Year Ended                        Year Ended
                                                                    December 31, 1997                 December 31, 1996
                                                                    -------------------------         ------------------------
            Service Cost                                                     $310                              $170
            Interest cost on projected benefit
            Obligation                                                        151                               126
            Actual return on assets                                           (11)                               (3)
                                                                        ---------                         ---------
                                                                             $450                              $293

The pension liability recognized in the balance sheet at December 31, 1997 follows (000's):

    Accumulated pension benefit obligation:

            Vested                                 $ 1,944
            Non-vested                                  31
                                                ----------
                                                     1,975
            Value of future salary projections         622
                                                ----------
            Projected benefit obligation             2,597
            Fair value of plan assets                  469
                                                ----------
            Funded Status                            2,128
            Unrecognized prior service cost           (331)
            Unrecognized gain                          319
                                               ----------
                                                    $2,116

For the years ended December 31, 1997 and 1996, measurement of the projected benefit obligation was based on a discount rate of 7%. The expected compensation growth rate for both of these years was 3%.

NOTE 7:  POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Generally, employees become eligible for post-retirement benefits other than pensions, primarily health care and life insurance, upon retirement. These benefits are payable for life, although the Company retains the right to modify or terminate the plans providing these benefits. The plans are contributory, with retiree contributions adjusted annually and contain other cost sharing features, including deductibles and co-payments. Company policy is to pay the claims as incurred.

Expense for post retirement benefits other than pensions for the yeas ended December 31, 1997 and December 31, 1996 follows (000's):

                                                                    Year Ended                Year Ended
                                                                    December 31, 1997         December 31, 1996
                                                                    ------------------------  ----------------------------
            Service Cost                                                     $128                     $  84
            Interest cost on accumulated obligation                           323                       200
                                                                             -------                  -------
                                                                             $451                      $284

The liability for post retirement benefit plans other than pensions recognized in (000's):

         Accumulated post-retirement benefit obligation:
            Retirees                                            $ 508
            Fully eligible plan participants                    1,340
            Other active plan participants                      1,775
                                                                -------
         Subtotal                                               3,623
                                                                -------
         Unrecognized net gain (loss)                             (71)
                                                                -------
                                                               $3,552

The medical trend assumption was 11.2% grading down to 4% over 9 years. A one percentage - point increase in the assumed health care cost trend rate would increase the accumulated post retirement benefit obligation as of December 31 1997 and net post retirement health care cost for the year ended December 31, 1997 by approximately $660,000 and $61,000, respectively. The discount rate used to determine the accumulated post retirement benefit obligation for the years ended December 31, 1997 and 1996 was 7%.

NOTE 8:  INCOME TAXES

The provision (credit) for income taxes for the years ended December 31, 1997 and 1996 consists of the following in (000's):

                                                 Year Ended                           Year Ended
                                              December 31, 1997                  December 31, 1996
                                              ------------------------          ------------------------
         Current -
            U.S. Federal                          $  571                        $  233
            State                                    134                           132
                                                 ---------------                ---------------
                                                      705                          365
         Deferred                                  (1,239)                        (263)
                                                 ---------------                ---------------
         Total Tax Provision                        ($534)                       $  102
                                                 ===============                ===============

The effective tax rate reconciled to the statutory U.S. Federal Rate as follows:


                                                    1997               1996
                                                 ---------          ----------
         Statutory Rate                            (34.0%)            (34.0%)
         State Income Taxes                         (2.3)               6.6
         Non-deductible expenses                     3.3                ---
         Tax Interest and Penalties                  7.3                ---
         Maxwell Losses not benefitted               ---               28.4
         Non-Deductible Interest                     ---                5.3
         Other                                      (1.0)               1.4
                                                 ----------         ---------
                                                   (26.7%)              7.7%
                                                 ----------         ---------
                                                 ----------         ---------

The deferred taxes reflected on the accompanying Balance Sheet relate primarily to various liabilities that are not deductible currently for tax purposes and Net Operating Loss Carrryforwards. The deferred tax assets include NOL's of approximately $1,871,000 generated since the original acquisition from EATON. In addition, Maxwell has approximately $4,000,000 of NOL carry forwards that are fully reserved for through a valuation allowance.

On November 11, 1997, the Company received a notice to levy from the United States Internal Revenue Service and State of Wisconsin seeking to recover an alleged income tax liability of approximately $875,000 for the twelve months ended August 31, 1996. The accompanying financial statements include provisions for the full amount of this liability including accrued interest and penalties.


NOTE 9:   STOCKHOLDERS' EQUITY

In connection with the original acquisition of the Division from EATON Corporation ("EATON"), the Company issued a $4.5 million non-interest offering note payable to EATON. The Company was required to repay this note an amount equal to 18% of Dynamatic's annual earnings before interest and taxes. The present value of the liability was reflected in the financial statements at $3,000,000 at October 31, 1996. In November 1996, the Company and EATON amended the agreement pursuant to which the Company purchased the Division assets from EATON (the "Amendment"). Pursuant to the Amendment, the Company was relieved of the obligation to make payment on the $4.5 million note payable to EATON. In exchange, the Company issued 750,000 shares of its Common Stock to EATON.

In connection with the acquisition of the 19% minority interest in Maxwell, the Company recorded common stock and additional paid-in capital of $1,678,000. This represented the fair value of the Company's Common Stock at the date of issuance exchange for the 19% interest in Maxwell.

In connection with the acquisition of the 81% of Maxwell that was owned by the majority owners of the Company, the Company issued 500,000 shares of Preferred Stock. The Preferred Stock is redeemable at the Company's option after January 2002 at $11 per share. In addition, the Preferred Stock is convertible into 500,000 shares of common Stock. In connection with the acquisition of certain assets of Capital Idea, the Company recorded additional paid-in capital of $1,088,000. The assets contributed were various receivables from Maxwell.

In connection with its proposed common stock offering, the Company retained an investment banking firm to perform various services. As part of the consideration given to this firm, the Company issued a warrant to purchase 150,000 common shares at $1.80 per share and 150,000 common shares at $4.00 per share. Effective December 31, 1997, the firm exchanged 100,000 shares issuable under warrant for certain accrued investment banking services through May 1998. $360,000 related to the serviced provided and warrant value was expensed in 1997 as part of the postponed offering. As of December 31, 1997, 50,000 and 150,000 shares remain subject to the warrant agreement at $1.80 and $4.00 per share, respectively.

During 1997, the Company issued 157,416 shares of common stock in exchange for $539,189 of accrued compensation and options to purchase common stock.

NOTE 10:   RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with a company affiliated with a director/shareholder. In the agreement required payments of $100,000 per year. This agreement was terminated effective August 1997. The amount charged expense for the years ended December 31, 1996 and 1997 was $100,000 and $67,000, respectively.

The Company was provided administrative services by a company affiliated with an officer/director through August 31, 1996. For year ended December 31, 1996, the Company recorded administrative expense of $62,000.

The Company expended $32,000 and $90,000 for the years ended December 31, 1996 and 1997, respectively for legal fees to a firm having member who is a director of the company.

Legal fees to Lison & Griffin for the year ended December 31, 1997 were $113,705. Mr. Lison converted $25,000 into UNIDYNE Corporation common stock through the exercise of options.

The Company sub-leases its Exton, Pennsylvania facility from a shareholder/director. The amount paid by the Company is a pass-through payment to the ultimate landlord. The amounts charged to expense for the years ended December 31, 1996 and 1997 were $92,400 and $97,200 respectively.

On December 31, 1996 the Company acquired 81% of Maxwell from a director/shareholder in exchange for 500,000 shares of the Preferred Stock.

The Company believes that all related party transactions were on terms equivalent to terms which would have existed if the participants had been unrelated.

NOTE 11:   STOCK BASED COMPENSATION

In 1997, the Company established the 1997 Stock Option Plan (the "1997 Plan") for certain employees, directors, and certain other individuals.

In 1996, the Company established a Stock Option Plan for certain employees and directors (the "1996 Plan") and an employee stock purchase plan ("the "Plan"). The Company accounts for these plans under APB Opinion No. 25, pursuant to which compensation cost is recognized based on the interest value of the option issue. Had compensation cost for these plans been determined in accordance with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

                                                         Year Ended                Year Ended
                                                      December 31, 1997         December 31, 1996
            Net Loss:            As reported                ($1,463,000)           ($1,323,000)
                                 Pro forma                   (3,533,000)            (1,987,000)
            Loss per Share:      As Reported                    (0.21)                 (0.18)
                                 Pro forma                      (0.40)                 (0.27)

The pro forma compensation expense was determined using the Black-Scholes Option Pricing Model. The Company used an expected life of 5 years for the options, stock volatility of 55.7%, zero dividend yield and a weighted average risk free interest rate of 6.36% in determine a weighted average option value of $2.09 per share.

In 1996, the Company granted the maximum number of 1,100,000 options under the 1996 Stock Option Plan. Options granted under the 1996 Stock Option Plan constituted both incentive stock options and nonqualified stock options at prices not less than fair market value at the date of grant. Option shares become exercisable at various dates and expire five years from the date of the grant. In 1996, the Company issued 154,538 shares of the Common Stock upon exercise of a portion of the options, in exchange for accrued salaries and fees total $502,050.

In 1997 the Company adopted an Omnibus Stock Incentive Plan authorizing up to 2,000,000 shares over a ten-year period and option amounts determined by the Board of Directors at the time of the grant of the options. 1,000,000 options were granted under this plan, with option prices ranging from $6.00 to $9.00 per share, over a period of five years from the time of their grant date and subject to other provisions of the plan. 19,329 of these options were exercised in 1997 at $6.00 per share in exchange for accrued fees of $115,974.

The following table summarizes the activity related to the Company's stock options:

                                                                                                Weighted
                                                 Options            Price Range               Average Price
         Balance,  December 31, 1995
         Granted                                 1,100,000          $3.00 - $3.35                 $3.16
         Exercised                                (154,538)               $3.25                   $3.25
                                                --------------
         Balance, December 31, 1996                 946,462         $3.00 - $3.25                 $3.14
         Granted                                  1,285,000         $6.00 - $9.00                 $6.24
         Exercised                                (153,416)         $3.00 - $6.00                 $3.51
         Forfeited                                (365,000)         $6.00 - $9.00                 $6.48
                                                ---------------
         Balance, December 31, 1997              1,713,046          $3.00 - $9.00                 $4.73

In 1996, employees purchased 27,400 shares of Common Stock under the Plan at $4.00 per share, during and subscription period which ended December 23, 1996. The subscription period for employee purchases under the Plan is no longer open.

NOTE 12:   COMMITMENTS AND CONTINGENCIES

The Company has been named as a defendant in an action filed by the former stockholders of Sabina. The complaint alleges fraud and misrepresentation in connection with the Company's September 30, 1997 acquisition of all of the outstanding stock of Sabina. The complaint seeks recession and compensatory damages in an unspecified amount. The company has denied all allegations of wrongdoing and is vigorously defending the action.

The Company, in the normal course of business, is party to various claims with regard to its products and other matters. Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position.

The Company leases various office equipment under noncancelable operating leases. Future minimum lease payments are as follows (000's):

                          1998              $300,000
                          1999               288,000
                          2000               214,000
                          2001               115,000
                          2002               115,000


Rental expense for the year ended December 31, 1996 and 1997 totaled $403,000 and $508,000, respectively.


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following individuals are the present directors and executive officers of the Company. The term of office for each director is listed below. All Directors have served since their election on September 2, 1996, except for John Lison who was elected March 10, 1997.

                                                                                                TERM
NAME                      AGE     POSITION                                                    (YEARS)
----------                ------  --------------                                              ------------
C. Eugene Hutcheson       55      Chief Executive Officer, Chairman of the Board              Two
                                           President

Charlotte E. Doremus      54      Chief Administrative Officer, Secretary, Treasurer          Three
                                           Director

Elliott L. Avery          52      President & Chief Operating Officer                         N/A

David M. Barrett, Esq.    60      Director                                                    Two

Dr. Frank B. Holze        60      Director                                                    One

John M. Lison, Esq.       53      Director                                                    Three

Delbert A. Warosh         60      President of Dynamatic                                      N/A

C. EUGENE HUTCHESON has been Chief Executive Officer and Chairman of the Board of Directors since September 2, 1996 and was President from September 2, 1996 through February 27, 1998. Mr. Hutcheson serves as Chairman and Chief Executive Officer of the Company's subsidiaries. Mr. Hutcheson is Chairman, CEO, and President of Capital Idea, Inc.. Previously, he was the Chairman and President of CIDCO Group, Inc., which developed and patented products for the packaging and container industry.

CHARLOTTE E. DOREMUS has been Chief Administrative Officer, Secretary, Treasurer and Director of the Company since September 2, 1996 and of UDI and Kenosha Corporation since their inception in 1995. Ms. Doremus is also Secretary/Treasurer and a Director of Maxwell and Capital Idea. Ms. Doremus has been an investor in start-up companies for more than ten years. Ms. Doremus has also been an Assistant to the Research Director and head of the Portfolio Review Department at Argus Research Corp., and a Registered Representative and Portfolio Analyst for Dean Witter Reynolds in New York City.

ELLIOTT L. AVERY is President and Chief Operating Officer of the Company effective February 27, 1998. Mr. Avery was President and Treasurer of ELA Machine Co., Inc.. Avery has been active in turnaround and re-structuring processes in manufacturing business. Formerly Avery served as a Group Vice President of Atcor, Inc. for eight years.

DAVID M. BARRETT, Esq. is a senior partner of the law firm of Barrett & Schuler, Washington, D.C. Mr. Barrett has been an instructor in law at Notre Dame Law School. He has been an Assistant United States Attorney for the District of Columbia and has been appointed Independent Counsel for an investigation of a member of the Cabinet of the President of the United States.

DR. FRANK B. HOLZE founded and manages Holze International Investment, a Monaco-based investment consulting firm. Dr. Holze was with ITT Corporation for 12 years. Subsequently, Dr. Holze was Vice President and a member of the board of management in Europe for the Thyssen-Bornemisza Group, which is based in Monaco, and was general manager of a number of the Group's companies.

JOHN M. LISON, Esq., is founder and managing partner of Chicago-based law firm, Lison and Griffin, P.C. where he oversees the firm's finance, government relations, acquisitions and re-structuring practices. Lison formerly served as Vice President, Secretary, and General Counsel for Atcor, Inc., a manufacturing company. Prior to that, Lison was Vice President, Legal for Heizer Corporation.

DELBERT A. WAROSH has been President of Dynamatic since June 1996. Mr. Warosh has held various management positions at Dynamatic over the past 31 years. Prior to his appointment as President, Mr. Warosh was the Plant General Manager.

ITEM 10.         EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 1997, December 31, 1996 and the four months ended December 31, 1995.

-------------------------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE (1)
-------------------------------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARD  PAYOUTS
                                 ---------------------                  --------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
NAME AND                                                        OTHER         RESTRICTED
PRINCIPAL                                                       ANNUAL        STOCK      OPTIONS/                  ALL OTHER
POSITION                       YEAR      SALARY         BONUS   COMPENSATION  AWARDS     SARS       LTIP PAYOUTS   COMPENSATION
--------------                 --------  -------------- ------  ------------  ---------- ---------  -------------- ------------
-------------------------------------------------------------------------------------------------------------------------------
                               1997      271,015(5)(6)  ---     ---           ---        ---        ---            ---
-------------------------------------------------------------------------------------------------------------------------------


C. Eugene Hutcheson            1996      $234,000       ---     ---           ---        ---        212,500        ---
Chief Executive Officer,       ------------------------------------------------------------------------------------------------
Chairman of the Board          1995      128,000(2)     ---     ---           ---        ---        ---            ---
of Directors, President and
Director
-------------------------------------------------------------------------------------------------------------------------------
                               1997      251,298(5)     ---     ---           ---        ---        ---            ---
                               ------------------------------------------------------------------------------------------------
Charlotte E. Doremus           1996      204,000 (5)    ---     ---           ---        ---        212,500        ---
Chief Administrative Officer
                               ------------------------------------------------------------------------------------------------
Secretary, Treasurer and       1995        68,000       ---     ---           ---        ---        ---            ---
Director
-------------------------------------------------------------------------------------------------------------------------------
                               1997      (3)            ---     ---           ---        ---        50,000         ---
                               ------------------------------------------------------------------------------------------------
Dr. Frank B. Holze-            1996      (3)            ---     ---           ---        ---        31,000         ---
Director                       ------------------------------------------------------------------------------------------------
                               1995      (3)            ---     ---           ---        ---        ---            ---
-------------------------------------------------------------------------------------------------------------------------------
                               1997      (4)            ---     ---           ---        ---        50,000         ---
                               ------------------------------------------------------------------------------------------------
David M. Barrett, Esq.         1996      (4)            ---                   ---        ---        241,000        ---
Director                       ------------------------------------------------------------------------------------------------
                               1995      (4)            ---                   ---        ---        ---            ---
-------------------------------------------------------------------------------------------------------------------------------
                               1997      125,000        ---                   ---        ---        100,000        ---
                               ------------------------------------------------------------------------------------------------
Delbert A. Warosh              1996      114,000        ---                   ---        ---        ---            ---
President-Dynamatic            ------------------------------------------------------------------------------------------------
                               1995       33,000        ---                   ---        ---        ---            ---
-------------------------------------------------------------------------------------------------------------------------------
John M. Lison                  1997      (7)            ---                   ---        ---        100,000        ---
Director
-------------------------------------------------------------------------------------------------------------------------------

(1) The compensation information for 1995 is for the period from inception (September 1, 1995) to December 31, 1995.

(2) Excludes a fee of $125,000 for services rendered in connection with the acquisition of the Division.

(3) Excludes consulting fees for the year ended December 31, 1997, December 31, 1996 and the four months ended December 31, 1995 of $66,664, $100,000
     and $67,000,   respectively.  Dr. Holze converted $90,909 into Unidyne
     Corporation common stock through the exercise of options. The consulting agreement with Dr. Holze terminated August 31, 1997.

(4) Excludes legal fees to Barrett and Schuler for the year ended December 31, 1997, December 31, 1996 and the four months ended December 31, 1995 of $126,000, $156,000 and $44,500, respectively. Mr. Barrett converted $100,000 into Unidyne common stock through the exercise of options.

(5) Includes accrued salaries for previous years due from Maxwell Dynamometer, Inc. $64,765 for each of the parties noted above, Ms. Doremus and Mr. Hutcheson. These accrued salaries were converted into Unidyne Corporation common stock through the exercise of options.

(6) $43,750 of Unidyne Corporation base compensation for Mr. Hutcheson was converted into Unidyne Corporation common stock through the exercise of options.

(7) Excludes legal fees to Lison & Griffon for the year ended December 31, 1997 of $113,705. Mr. Lison converted $25,000 into Unidyne Corporation common stock through the exercise of options.

---------------------------------------------------------------------------------------------------
                                  OPTIONS/ SAR GRANTS IN LAST FISCAL YEAR
                                  ---------------------------------------
---------------------------------------------------------------------------------------------------
                                                  % OF TOTAL
                                NUMBER OF         OPTIONS
                                SECURITIES        GRANTED TO      EXERCISE
                                UNDERLYING        EMPLOYEES IN    PRICE PER       EXPIRATION
NAME                            OPTIONS           FISCAL YEAR     SHARE           DATE
----                            ----------        ------------   ----------       ----------
---------------------------------------------------------------------------------------------------
Dr. Frank B. Holze              50,000                            6.00            March 31, 2002
---------------------------------------------------------------------------------------------------
David M. Barrett                50,000                            6.00            March 31, 2002
---------------------------------------------------------------------------------------------------
John M. Lison                  100,000                            6.00            March 31, 2002
---------------------------------------------------------------------------------------------------
Del Warosh                     100,000                            6.00            June 11, 2002
---------------------------------------------------------------------------------------------------

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons are known by the Company to be the beneficial owners of more than five percent of Registrant's Common Stock as of December 31, 1997.

                                                            Amount(1)
             Name and Address                               and Nature               Percentage
             of Beneficial Owner                            of Ownership             of Class
             --------------------------                     -----------------        ---------------
             Capital Idea, Inc.                             5,106,860(2)             49%
             118 Pickering Way, Suite 104
             Exton, PA 19341

             C. Eugene Hutcheson                            5,316,360(3)             51%
             UNIDYNE Corporation
             118 Pickering Way, Suite 104
             Exton, PA  19341

             Charlotte E. Doremus                           5,316,360(4)             51%
             UNIDYNE Corporation
             118 Pickering Way, Suite 104
             Exton, PA  19341

             David M. Barrett                               1,014,866(5)             10%
             1000 Thomas Jefferson  St., NW
             Suite 305
             Washington, D.C.  20007

             Frank B. Holze                                 1,258,653(6)(7)          12%
             26 BIS Boulevard
             Princess Charlotte
             MC 98000 Monaco

---------------------

(1)      Unless otherwise indicated, all ownership is direct.

(2) Includes 500,00 shares which Capital Idia has the right to acquire upon conversion of the Company's Class B Convertible Preferred Stock (the "Preferred Stock")

(3) Includes 91,495 shares which Mr. Hutcheson has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Mr. Hutcheson is Chairman of the Board of Directors and Chief Executive Officer and a 50% shareholder, and 500,000 shares which Capital Idea has the right to acquire upon conversion of the Company's Class B Convertible Preferred Stock (the "Preferred Stock").

(4) Includes 167,957 shares which Ms. Doremus has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Ms. Doremus is a director, Secretary and Treasurer, and a 50% shareholder, and 500,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

(5) Includes 247,923 shares which Mr. Barrett has the right to acquire within sixty days through the exercise of options. Mr Barrett has 38,838 options remaining to be exercised.

(6) Includes 500,000 shares owned by Darnley Holdings, Ltd., a Bahamian corporation, of which Mr. Holze is Director.

(7)      Dr. Holze has 38,848 remaining options.

The following is certain information regarding the Common Stock of the Company beneficially owned by each of its directors and executive officers and all directors and executive officers as a group as of December 31, 1997.

--------------------------------------------------------------------------------------------------------------------------
                                                                             Amount(1)
         Name and Address                                                    and Nature         Percentage
         of Beneficial Owner                       Position                  of Ownership       of Class
         -------------------------                 ----------               -----------------    ---------------
--------------------------------------------------------------------------------------------------------------------------
C. Eugene Hutcheson                                Chairman of the                   5,316,360(2)         51%
                                                   Board of Directors,
                                                   Chief Executive
                                                   Officer and President
--------------------------------------------------------------------------------------------------------------------------
David M. Barrett                                   Director                          1,014,866(3)         10%
--------------------------------------------------------------------------------------------------------------------------
Frank B. Holze                                     Director                          1,258,653(4)         12%
--------------------------------------------------------------------------------------------------------------------------
Charlotte E. Doremus                               Chief Administrative              5,316,360(5)         51%
                                                   Officer,
                                                   Secretary, Treasurer
                                                   and a Director
--------------------------------------------------------------------------------------------------------------------------
Delbert A. Warosh                                  President of                      103,000                1%
                                                   Dynamatic
--------------------------------------------------------------------------------------------------------------------------
John M. Lison                                      Director                          100,000                1%
--------------------------------------------------------------------------------------------------------------------------
Directors and executive
officers as a group                                                                  8,005,379             75%
--------------------------------------------------------------------------------------------------------------------------


--------------------
(1)      Unless otherwise indicated, all ownership is direct.

(2) Includes 91,495 shares which Mr. Hutcheson has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Mr. Hutcheson is Chairman of the Board of Directors and Chief Executive Officer and a 50% shareholder, and 500,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

(3) Includes 247,923 shares which Mr. Barrett has the right to acquire within sixty days through the exercise of options.

(4) Includes 500,000 shares owned by Darnley Holdings, Ltd., a Bahamian corporation, of which Mr. Holze is Director.

(5) Includes 167,957 shares which Ms. Doremus has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Ms. Doremus is a director, Secretary and Treasurer, and a 50% shareholder, and 500,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was provided legal services by the firm Barrett and Schuler.  David
M. Barrett, Esq., a director of the Company, is a partner in the firm. The Company paid or accrued $126,000 for the year ended December 31, 1997.

The Company had a consulting agreement with Dr. Frank B. Holze, a director of the Company. Effective September 2, 1995, which expired August 31, 1997. The company paid or accrued $66,664 for the year ended December 31, 1997 for services rendered

The Company was provided legal services by the firm Lison and Griffon. John M. Lison, Esq., a director of the Company, is a partner in the firm. The Company
paid or accrued $113,705 for the year ended December 31, 1997.      ($56,000 in
1996)

The Company sub-leases its Exton, Pennsylvania facility from Capital Idea. The amount paid by the Company equals the amount paid by Capital Idea to the landlord. The amounts charged to expense for the twelve months ended December 31, 1997 was $93,600.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.                        Description
         --------------                    ---------------
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

         10.3                Second Amended Purchase and Sale Agreement, dated
                             September 2, 1996, among Robert M. Bernstein, Blue
                             Jay Enterprises, Inc. and Capital Idea, Inc.'

         16.1                Letter of Jones, Jensen & Co.*

         19.1                Section 14(c)Information Statement, dated August
                             12, 1996.*

         19.2                Form 8-K, dated September 13, 1996.*

         19.3                Form 8-K/A, dated September 17, 1996.*

         19.4                Form 8-K, dated January 15, 1997.*

         19.5                Form 8-K/A, dated March 31, 19971.*

         23                  Consent of Independent Public Accountants

         27.1                Financial Data Schedule.**

-----------------

#        Filed previously and incorporated herein by reference.
**       Filed herewith.

         (b) The Company filed a Report on Form 8-K on June 7,1996. Item 5 of such Form 8-K reported on the Company's execution of agreements to purchase all or the issued and outstanding Common Stock of UDI and certain other assets.

         (c)    The Company filed a Report on Form 8-K on September 9, 1996.
                Item 4 of such Form 8-K reported on the Change in Registrant's Certifying Accountants. Item 5 of such Form 8-K reported on the Company's amendment of its Certificate of Incorporation and By-Laws. The Company filed a Report on Form 8-K/A on September 17,1996 amending the Form 8-K.

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

ITEM 14. PLEDGED ASSETS, BANK LINES OF CREDIT, LONG-TERM DEBT AND FAIR VALUE DISCLOSURE

The long-term debt and line of credit agreements contain various covenants, including meeting certain financial ratio expectations, limitations on loans and advances from the Company and limitations on the purchase of property and equipment. At December 31, 1997 Sabina Industries, Inc. had not received a written waiver regarding the default resulting from the change in ownership of the Company. Due to this default, the balance of the note payable at December 31, 1997 was classified as currently due. This note was paid in full on April 9, 1998.

ITEM 15.        SUBSEQUENT EVENT

On April 2, 1998 the Company secured an Operating Line of Credit with Union Bank of California, N.A., in the amount of $1,250, for its subsidiary, Sabina. The maturity is June 1, 1999 and is secured by the Accounts Receivable of Sabina.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UNIDYNE CORPORATION

Date:                                              /s/ C. Eugene Hutcheson
                                                   ------------------------------------
                                                   C. Eugene Hutcheson, Chairman,
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                                              /s/ C. Eugene Hutcheson
                                                   --------------------------------------
                                                   C. Eugene Hutcheson, Chairman, Chief
                                                   Executive Officer


Date:                                              /s/ Charlotte E. Doremus
                                                   ----------------------------------------
                                                   Charlotte E. Doremus, Secretary and
                                                   Treasurer