Form 10QSB
period 1998-03-31
UNIDYNE CORP
filed 1998-05-15
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One) / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity , as of latest practicable date: 9,335,352 as of March 31, 1998.

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                 ----   ----

                        PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                              UNIDYNE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,    December 31,
                                         ASSETS                                               1998          1997
------------------------------------------------------------------------------------------------------------------------
 Current assets:
------------------------------------------------------------------------------------------------------------------------
     Cash                                                                                         472      $    928
------------------------------------------------------------------------------------------------------------------------
     Accounts receivable, less allowance of $128                                                3,358         3,794
------------------------------------------------------------------------------------------------------------------------
     Inventory                                                                                 10,098         9,293
------------------------------------------------------------------------------------------------------------------------
     Prepaid expenses                                                                             689           415
------------------------------------------------------------------------------------------------------------------------
     Other current assets                                                                         149            32
------------------------------------------------------------------------------------------------------------------------
     Deferred and other refundable taxes                                                        1,094         1,094
------------------------------------------------------------------------------------------------------------------------
                                                                                           ----------   -----------
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                 15,860        15,556
------------------------------------------------------------------------------------------------------------------------
 Property, plant and equipment
------------------------------------------------------------------------------------------------------------------------
     Land                                                                                         160           160
------------------------------------------------------------------------------------------------------------------------
     Leasehold improvements                                                                       307           304
------------------------------------------------------------------------------------------------------------------------
     Buildings                                                                                  3,618         3,678
------------------------------------------------------------------------------------------------------------------------
     Machinery and equipment                                                                    8,718         8,788
------------------------------------------------------------------------------------------------------------------------
                                                                                           ----------   -----------
------------------------------------------------------------------------------------------------------------------------
          Total property, plant and equipment                                                  12,863        12,930
------------------------------------------------------------------------------------------------------------------------
     Accumulated depreciation                                                                 (3,864)       (3,697)
------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                              8,999         9,233
------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                             459           282
------------------------------------------------------------------------------------------------------------------------
Goodwill                                                                                        2,391         2,479
------------------------------------------------------------------------------------------------------------------------
Patents                                                                                         1,561         1,490
------------------------------------------------------------------------------------------------------------------------
Other assets                                                                                      883           760
------------------------------------------------------------------------------------------------------------------------
                                                                                           ----------   -----------
------------------------------------------------------------------------------------------------------------------------
                                                                                                5,294         5,011
------------------------------------------------------------------------------------------------------------------------
TOTAL  ASSETS                                                                                  30,153       $29,800
------------------------------------------------------------------------------------------------------------------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
 Current liabilities:
------------------------------------------------------------------------------------------------------------------------
     Accounts payable                                                                           4,501        $4,726
------------------------------------------------------------------------------------------------------------------------
     Short-term debt                                                                            3,816         3,220
------------------------------------------------------------------------------------------------------------------------
     Accrued compensation                                                                         654           641
------------------------------------------------------------------------------------------------------------------------
     Income taxes payable                                                                         982         1,079
------------------------------------------------------------------------------------------------------------------------
     Due to funding sources - leases                                                              184           647
------------------------------------------------------------------------------------------------------------------------
     Deferred revenue                                                                             557           433
------------------------------------------------------------------------------------------------------------------------
     Other accrued liabilities                                                                  1,811         1,112
------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                           12,505        11,858
------------------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                                 4,015         4,382
------------------------------------------------------------------------------------------------------------------------
 Post-retirement benefits - Pensions                                                            2,201         2,116
------------------------------------------------------------------------------------------------------------------------
 Post-retirement benefits - Health                                                              3,642         3,552
                                                                                          -----------   -----------
------------------------------------------------------------------------------------------------------------------------
                                                                                                9,858        10,050
------------------------------------------------------------------------------------------------------------------------
 Deferred revenue
------------------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
------------------------------------------------------------------------------------------------------------------------
     Common Stock $.001, par value, 50,000,000 shares authorized, 9,335,352  shares
     issued and outstanding                                                                         9             9
------------------------------------------------------------------------------------------------------------------------
     Preferred Stock, $10 per share liquidation value, $10 par value, 20,000,000
     shares authorized, 500,000 issued and outstanding                                          5,438         5,350
------------------------------------------------------------------------------------------------------------------------
     Additional paid-in capital                                                                13,128        13,127
------------------------------------------------------------------------------------------------------------------------
 Treasury stock                                                                                   (7)           (7)
------------------------------------------------------------------------------------------------------------------------
 Retained deficit                                                                            (10,778)      (10,587)
------------------------------------------------------------------------------------------------------------------------
 Total Stockholders' Equity                                                                     7,790         7,892
------------------------------------------------------------------------------------------------------------------------
 Total Liabilities And Stockholders' Equity                                                    30,153       $29,800
------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




---------------------------------------------------------------------------------------------
                                                                 THREE           THREE
                                                                MONTHS           MONTHS
                                                                 ENDED           ENDED
---------------------------------------------------------------------------------------------
                                                               MARCH 31,       MARCH 31,
                                                                 1998             1997
---------------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------
 Net Sale                                                        6,267             $4,111
---------------------------------------------------------------------------------------------
 Cost of sales                                                   3,845              2,716
                                                         -------------      -------------
---------------------------------------------------------------------------------------------
 Gross income                                                    2,422              1,395
---------------------------------------------------------------------------------------------
 Selling and administrative expense                              2,667              1,347
---------------------------------------------------------------------------------------------
 Research and development expense                                   25                138
                                                         -------------     --------------
---------------------------------------------------------------------------------------------
 Income (loss) from operations                                    (270)               (90)
                                                         -------------    ---------------
---------------------------------------------------------------------------------------------
 Interest expense                                                  160                128
                                                         -------------     --------------
---------------------------------------------------------------------------------------------
 (Loss)  before income taxes                                      (430)              (218)
                                                         -------------     --------------
---------------------------------------------------------------------------------------------
 Income tax provision (benefit)                                  (172)                (87)
                                                         -------------     --------------
---------------------------------------------------------------------------------------------
 Net (Loss)                                                      ($258)             ($131)
                                                         -------------      -------------
---------------------------------------------------------------------------------------------
Preferred Dividends                                                (87)               (87)
                                                         -------------      -------------
---------------------------------------------------------------------------------------------
Loss Applicable to Common Stockholders                           ($345)             ($218)
---------------------------------------------------------------------------------------------
Basic and diluted (loss) per share                              ($0.04)            ($0.03)
                                                         -------------      -------------
---------------------------------------------------------------------------------------------
 Weighted average number of shares of Common
---------------------------------------------------------------------------------------------
 Stock outstanding                                           9,335,352          8,533,116
                                                         -------------         ----------
---------------------------------------------------------------------------------------------





      The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



------------------------------------------------------------------------------------------------
                                                              Three Months       Three Months
------------------------------------------------------------------------------------------------
                                                                  Ended             Ended
------------------------------------------------------------------------------------------------
                                                                March 31,         March 31,
------------------------------------------------------------------------------------------------
                                                                  1998               1997
------------------------------------------------------------------------------------------------
                                                                      (in thousands)
------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
------------------------------------------------------------------------------------------------
   Net income (loss)                                               $ (258)              ($131)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
   Adjustments to reconcile net Loss to
------------------------------------------------------------------------------------------------
      cash flows used for activities
------------------------------------------------------------------------------------------------

      Depreciation and amortization                                    355                 369
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
      Changes in-
------------------------------------------------------------------------------------------------
        Accounts receivable, net                                       436               (195)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
        Inventories                                                  (806)                 167
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
        Prepaid expenses and other assets                            (704)                (22)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------

        Accounts payable                                             (225)               (540)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
        Accrued compensation                                            13                 233
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
        Accrued expenses                                               514               (298)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
        Other liabilities                                            (252)                 287
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
 Net cash (used for) operating                                       (927)               (130)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
    activities
------------------------------------------------------------------------------------------------

 Cash flows for investing activities:
------------------------------------------------------------------------------------------------
   Purchase of property, plant and equipment                            67               (159)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
------------------------------------------------------------------------------------------------
   Net borrowing  on revolving loans                                 1,208                 554
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
   Principal payments on long-term debt                              (804)                (74)
                                                             -------------       -------------
------------------------------------------------------------------------------------------------

 Net cash provided by financing                                      (404)                 480
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
    activities
------------------------------------------------------------------------------------------------
 Net increase in cash                                                (456)                 191
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
 Cash, beginning of period                                             928                  46
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
 Cash, end of period                                                 $ 472                $237
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
 Cash paid for:
------------------------------------------------------------------------------------------------
 Interest                                                            $ 160                $126
                                                             -------------       -------------
------------------------------------------------------------------------------------------------
 Income taxes                                                            0                   2
                                                             -------------       -------------
------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           (all $ amounts in 000's)


NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are necessary for a fair presentation of the Company's results of operation and changes in financial position for the interim periods presented. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2 - EQUITY

         In February 1998, the Company authorized the issuance of 75,000 of its Common Stock Par Value $.001 (Common Stock), and 56,200 Preferred Class "C" Par Value $10.00 shares for the acquisition of ELA Machine Co., Inc. and the partial retirement of ELA's subordinated debt in the amount of $463 present value. ELA Machine Co., Inc. manufacturers and assembles specialized engineered machinery and systems for the packaging and process industries. The ELA transaction was not consummated and is presently being renegotiated. Accordingly, no shares of Common or Preferred Stock have been issued.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." The Company has implemented the disclosure requirements of SFAS 128 as required.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All amounts used herein are in thousands.


RESULTS OF OPERATIONS

         Net sales.   Net sales were $6,267 for the three months ended March 31,
1998 AN INCREASE OF 66% as compared with net sales of $4,111 for the three months ended March 31, 1997. The increase in the current year period was due principally to the sales reflected from its acquisition of Sabina Industries Incorporated in the third quarter of 1997.


         Gross income. Consolidated gross income of $2,422 or 38.6% to sales for the first quarter of 1998, compared with gross income of $1,395 or 33.9% to sales for the first quarter of 1997. The increase is primarily due to sales in the emission testing market and sales reflected from it's acquisition of Sabina Industries Incorporated.

         Selling and administrative expense. Selling and administrative expense, as a percent to net sales, INCREASED to 42.5% to sales in the first quarter of 1998 as compared with 32.8% to sales in the prior year quarter. The increase is principally the addition of sales, service and support personnel in the emission testing market and the addition of selling and administration expenses of Sabina.

         Research and development expense. Research and development expense of $25 or 0.4% to sales in the current year quarter, as compared with $70 or 1.7% to sales in the prior year quarter. The DECREASE is primarily a result of LOWER expenditures relative to IMPROVEMENTS IN the Company's TRADITIONAL PRODUCTS.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of long-term and short-term liquidity are projected cash from operations and borrowing capacity. The Company believes that these sources are sufficient to fund the anticipated future growth of the Company.

         At March 31, 1998, the Company's working capital was approximately $3,355, compared to working capital of approximately $3,697 at December 31, 1997. This decrease is principally due to borrowing on short-term revolving debt which was used to reduce accounts payable and long term debt. At March 31, 1998, the Company had approximately $120 available under its existing line-of-credit arrangements.

         At December 31, 1997, the Company had working capital of $3,697.

         On April 2, 1998 the Company secured an Operating Line of Credit with Union Bank of California, N.A., in the amount of $1,250 for its subsidiary, Sabina. The maturity is June 1, 1999 and is secured by the Accounts Receivable of Sabina. On April 2, 1998 the Company also secured a term loan with Union Bank of California, N.A., in the amount of $200 for its subsidiary, Sabina.
The maturity date is June 1, 2001.

         In 1998, the Company expects to purchase up to $300 of machinery and equipment for use in the manufacture of the ETS product line. These purchases have been funded through installment debt in the refinancing of equipment line of credit.

         The Company's subsidiary Dynamatic Corporation has had its line of credit extended from April 30, 1998 to July 31, 1998. This line for $3,000 is through the Johnson Bank of Racine, WI.

                          PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES.

         Effective February 25, 1998, the Company granted to certain officers, directors and employees options to purchase a total of 395,000 shares of the Company's Common Stock at a price of $7.00 per share. The options are exercisable at any time during the five years after grant.

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

         On November 11, 1997, the Company received a notice to levy from the United States Internal Revenue Service and the State of Wisconsin seeking to recover an alleged income tax liability of approximately $875 for the 12 months ended August 31, 1996. The accompanying financial statements make provision for the full amount of this liability. The Company will be required to pay the amount claimed and will thereupon be entitled to an offsetting tax refund for a substantial portion of the amount paid due to subsequent operating losses in 1997.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


*Filed previously and incorporated herein by reference

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           UNIDYNE CORPORATION

Date: May XX, 1998                                              /s/ C. Eugene Hutcheson
                                                               --------------------------------------------
                                                               C. Eugene Hutcheson, Chairman and
                                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May XX, 1998                                              /s/ C. Eugene Hutcheson
                                                               --------------------------------------------
                                                               C. Eugene Hutcheson, Chairman and
                                                               Chief Executive Officer


Date: May XX, 1998                                            /s/ Charlotte E. Doremus
                                                             --------------------------------------------
                                                              Secretary and Treasurer