Form 10QSB
period 1998-06-30
UNIDYNE CORP
filed 1998-07-29
CIK 350678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One) / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1998

/   /             TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from   -------------  to  --------------------

Commission file number: 0-10372

                              UNIDYNE CORPORATION
                      (EXACT NAME OF SMALL BUSINESS ISSUER
                          AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         23-2154902
       (State or other                                    (IRS Employer
        jurisdiction                                   Identification No.)
     of incorporation or
        organization)

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
Yes    X      No
   ---------    ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes        No
    -----    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity , as of latest practicable date: 9,335,352 as of June 30, 1998.

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                 ----   -----

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                UNIDYNE CORPORATION CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                    June 30,      December 31,
                                                  ASSETS                                              1998            1997
                                                                                                      ----            ----
 Current assets:

     Cash                                                                                         $    525          $    928
     Accounts receivable, less allowance of $273                                                     4,185             3,794
     Inventory                                                                                       9,969             9,293
     Prepaid expenses                                                                                  597               415
     Other current assets                                                                              148                32
     Deferred and other refundable taxes                                                             1,094             1,094
                                                                                                  --------          --------
          Total current assets                                                                      16,519            15,556
 Property, plant and equipment
     Land                                                                                              160               160
     Leasehold improvements                                                                            310               304
     Buildings                                                                                       3,677             3,678
     Machinery and equipment                                                                         9,179             8,788
                                                                                                  --------          --------
          Total property, plant and equipment                                                       13,326            12,930
     Accumulated depreciation                                                                       (4,321)           (3,697)
                                                                                                  --------          --------

          Property, plant and equipment, net                                                         9,005             9,233
 Deferred income taxes                                                                                 512               282
 Goodwill                                                                                            2,391             2,479
 Patents                                                                                             1,466             1,490
 Other assets                                                                                          663               760
                                                                                                  --------          --------

                                                                                                     4,982             5,011
          TOTAL  ASSETS                                                                           $ 30,506          $ 29,800
                                                                                                  ========          ========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                                             $  4,844          $  4,726
     Short-term debt                                                                                 4,209             3,220
     Accrued compensation                                                                              513               641
     Income taxes payable                                                                              575             1,079
     Due to funding sources - leases                                                                  - 0 -              647
     Deferred revenue                                                                                  722               433
     Other accrued liabilities                                                                       1,874             1,112
                                                                                                  --------          --------
          Total current liabilities                                                                 12,737            11,858
 Long-term debt                                                                                      4,001             4,382
 Post-retirement benefits - Pensions                                                                 2,287             2,116
 Post-retirement benefits - Health                                                                   3,732             3,552
                                                                                                  --------          --------
                                                                                                    10,020            10,050

 Stockholders' equity:
     Common Stock $.001, par value, 50,000,000 shares authorized, 9,335,352 shares issued and
        outstanding                                                                                      9                 9
     Preferred Stock, $10 per share liquidation value, $10 par value, 20,000,000 shares
        authorized; 500,000 issued and outstanding                                                   5.525             5,350
     Additional paid-in capital                                                                     13,127            13,127
 Treasury stock                                                                                         (7)               (7)
 Retained deficit                                                                                  (10,905)          (10,587)
                                                                                                  --------          --------
          TOTAL STOCKHOLDERS' EQUITY                                                                 7,749             7,892

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 30,506          $ 29,800
                                                                                                  ========          ========




         The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                            Three Months Ended         Six Months Ended
                                                                   June 30                June 30

                                                             1998          1997           1998        1997
                                                                (in thousands, except per share data)
Net Sales                                                  $7,299           $3,784      $13,566       $7,895
Cost of sales                                               4,585            2,639        8,430        5,356
                                                          -------          -------     --------      -------

Gross income                                                2,714            1,145        5,136        2,539
Selling and administrative expense                          2,245            1,503        4,912        2,850
Research and development expense                               97              114          122          252
                                                        ---------         --------    ---------     --------
Income (loss) from operations                                 372            (472)          102        (563)
Interest expense                                              181              114          340          242
                                                         --------         --------    ---------     --------

Income (loss) before income taxes                             191            (586)        (238)        (805)
Income tax provision (benefit)                                 76            (219)         (95)        (282)
                                                        ---------         --------     --------     --------
Net income (loss)                                             115          ($ 367)        (143)       ($523)
Preferred dividends                                          (88)             (88)        (175)        (175)
                                                         --------         --------     --------     --------
Profit (loss) applicable to common stockholders                27            (454)        (318)        (698)
                                                        ---------          -------     --------     --------

Basic and diluted earnings (loss) per share                 $0.00          ($0.05)      ($0.03)      ($0.08)
Weighted average number shares of common
stock outstanding                                       9,335,352        8,533,116    9,335,352    8,533,116


     The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Six Months Ended
                                                                               June 30

                                                                      1998                 1997
                                                                            (in thousands)
 Cash flows from operating activities:
   Net income (loss)                                                  ($143)               ($523)

   Adjustments to reconcile net income to
      cash flows from operating activities
      Depreciation and amortization                                      721                  745
      Deferred taxes                                                   (387)                 (62)
      Changes in-
          Accounts receivable, net                                     (391)                (381)
          Inventories                                                  (677)                (482)
          Prepaid expenses and other assets                            (532)                 (51)
          Accounts payable                                               118                  147
          Accrued compensation                                         (128)                  321

          Accrued expenses                                               460                (394)
          Other liabilities                                              294                  451
                                                                         ---                  ---
 Net cash provided by (used for) operating activities                  (615)                (229)
                                                                       -----                -----
 Cash flows for investing activities:
     Purchase of property, plant and equipment                         (397)                (225)
                                                                       -----                -----

 Cash flows from financing activities:
     Net borrowings on revolving loans                                 1,602                  454
     Issuance of Common Stock                                          - 0 -                  308
     Principal payments on long-term debt                              (993)                (179)
                                                                       -----                -----
 Net cash provided by (used for) financing activities                    609                  583
                                                                         ---                  ---

 Net decrease in cash                                                 ($403)                 $129
                                                                      ------                 ----
 Cash, beginning of period                                              $928                  $46
 Cash, end of period                                                    $525                 $175
 Cash paid for:
     Interest                                                            341                  242

     Income taxes                                                      - 0 -                    2

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


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." The Company has implemented the disclosure requirements of SFAS 128 as required.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All amounts used herein are in thousands.


RESULTS OF OPERATIONS

         Net sales. Net sales were $13,566 for the six months ended June 30, 1998, an increase of $5,671 or 71.8%, as compared with net sales of $7,895 for the six months ended June 30, 1997. Net sales of $7,299 in the second quarter of 1998 increased $3,515, or 92.9%, as compared with net sales of $3,784 in the second quarter of 1997. The increase in the current year period was due principally to increased sales in the emission testing market and the inclusion of sales of Sabina Industries Incorporated, which was acquired by the Company, effective September 30, 1997.

         Gross income. Consolidated gross income was $5,136, or 37.9% of sales, for the six months ended June 30, 1998, compared with consolidated gross income of $2,539, or 32.2% of sales, for the six months ended June 30, 1997.
In the second quarter of 1998, consolidated gross income was $2,714, or 37.2% of sales, compared with consolidated gross income of $1,145 or 30.3% of sales, in the second quarter of 1997. The increase in consolidated gross income resulted from sales in the emission testing market, the inclusion of the sales of Sabina Industries Incorporated, and improved manufacturing efficiencies.

         Selling and administrative expense. Selling and administrative expense, as a percent to net sales, decreased to 30.7% and 36.2% for the second quarter and first six months of 1998, compared to 39.7% and 36.1% for the second quarter and first six months of 1997, respectively. The decrease is principally due to higher net sales combined with lower selling expenses relative to the Company's emission testing products and the effect of cost cutting measures instituted by the Company in the first quarter of 1998.

         Research and development expense. Research and development expenses were $122, or 0.1% of sales, for the six months ended June 30, 1998, as compared with $252, or 3.2% of sales, in the six months ended June 30, 1997. Research and development expenses relative to development of the Company's emission testing products, which are now fully developed, decreased substantially between the periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operating requirements and capital expenditures through cash flows from operations and financing arrangements.

         At June 30, 1998 the Company's working capital was approximately $3,782, compared to working capital of approximately $3,698 at December 31, 1997. The increase in accounts receivables and inventory more than offset short-term borrowings on revolving debt used to fund repayment of long-term debt, resulting in a slight increase in working capital. At June 30, 1998, the Company had approximately $500 available under its existing line-of-credit arrangements.

         On April 2, 1998 the Company secured an Operating Line of Credit with Union Bank of California, N.A., in the amount of $1,250 for its subsidiary, Sabina Industries. The maturity is June 1, 1999 and is secured by the Accounts Receivable of Sabina. On April 2, 1998 the Company also secured a term loan with Union Bank of California, N.A., in the amount of $200 for its subsidiary, Sabina Industries. The maturity date is June 1, 2001.

         In 1998, the Company expects to purchase up to $300 of machinery and equipment for use in the manufacture of the ETS product line and the upgrading of its computer network. These purchases will be funded through a combination of installment debt, leases and operating cash flow.

         The Company's subsidiary, Dynamatic Corporation, has had its line of credit extended from April 30, 1998 to July 31, 1998. This line for $3,000 is through Johnson Bank of Racine, Wisconsin.


PART II.  OTHER INFORMATION

Item 3.  LEGAL PROCEEDINGS

         On June 29, 1998 the Company terminated with cause an employee who subsequently, on June 30, 1998 filed suit against the company for alleged breach of contract and alleged violations of the Pennsylvania Payment and Collection Law. The Company has denied allegations of wrongdoing and is vigorously defending the action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              UNIDYNE CORPORATION


Date:                                         /s/ C. Eugene Hutcheson
      ------------                            ---------------------------------
                                              C. Eugene Hutcheson, Chairman
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                                         /s/ C. Eugene Hutcheson
      ------------                            ---------------------------------
                                              C. Eugene Hutcheson, Chairman
                                              and Chief Executive Officer



Date:                                         /s/ Francis T. Prendergast
      ------------                            ---------------------------------
                                              Francis T. Prendergast, Chief
                                              Financial Officer