Form 10QSB/A
period 1998-06-30
UNIDYNE CORP
filed 1998-07-29
CIK 350678

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                UNIDYNE CORPORATION CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                    June 30,      December 31,
                                                  ASSETS                                              1998            1997
                                                                                                      ----            ----
 Current assets:

     Cash                                                                                         $    525          $    928
     Accounts receivable, less allowance of $273                                                     4,185             3,794
     Inventory                                                                                       9,969             9,293
     Prepaid expenses                                                                                  597               415
     Other current assets                                                                              148                32
     Deferred and other refundable taxes                                                             1,094             1,094
                                                                                                  --------          --------
          Total current assets                                                                      16,519            15,556
 Property, plant and equipment
     Land                                                                                              160               160
     Leasehold improvements                                                                            310               304
     Buildings                                                                                       3,677             3,678
     Machinery and equipment                                                                         9,179             8,788
                                                                                                  --------          --------
          Total property, plant and equipment                                                       13,326            12,930
     Accumulated depreciation                                                                       (4,321)           (3,697)
                                                                                                  --------          --------

          Property, plant and equipment, net                                                         9,005             9,233
 Deferred income taxes                                                                                 512               282
 Goodwill                                                                                            2,391             2,479
 Patents                                                                                             1,466             1,490
 Other assets                                                                                          613               760
                                                                                                  --------          --------

                                                                                                     4,982             5,011
          TOTAL  ASSETS                                                                           $ 30,506          $ 29,800
                                                                                                  ========          ========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                                             $  4,844          $  4,726
     Short-term debt                                                                                 4,209             3,220
     Accrued compensation                                                                              513               641
     Income taxes payable                                                                              575             1,079
     Due to funding sources - leases                                                                  - 0 -              647
     Deferred revenue                                                                                  722               433
     Other accrued liabilities                                                                       1,874             1,112
                                                                                                  --------          --------
          Total current liabilities                                                                 12,737            11,858
 Long-term debt                                                                                      4,001             4,382
 Post-retirement benefits - Pensions                                                                 2,287             2,116
 Post-retirement benefits - Health                                                                   3,732             3,552
                                                                                                  --------          --------
                                                                                                    10,020            10,050

 Stockholders' equity:
     Common Stock $.001, par value, 50,000,000 shares authorized, 9,335,352 shares issued and
        outstanding                                                                                      9                 9
     Preferred Stock, $10 per share liquidation value, $10 par value, 20,000,000 shares
        authorized; 500,000 issued and outstanding                                                   5.525             5,350
     Additional paid-in capital                                                                     13,127            13,127
 Treasury stock                                                                                         (7)               (7)
 Retained deficit                                                                                  (10,905)          (10,587)
                                                                                                  --------          --------
          TOTAL STOCKHOLDERS' EQUITY                                                                 7,749             7,892

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 30,506          $ 29,800
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