Form 10QSB
period 1998-09-30
UNIDYNE CORP
filed 1998-11-16
CIK 350678

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -------

Commission file number: 0-10372

                               UNIDYNE CORPORATION
                      (EXACT NAME OF SMALL BUSINESS ISSUER
                          AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                23-2154902
      (State or other jurisdiction
   of incorporation or organization)         (IRS Employer Identification No.)


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
Yes      No
   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity , as of latest practicable date: 9,335,352 as of September 30, 1998.

Transitional Small Business Disclosure Format (check one ):  Yes      No  X
                                                                 ---     ---

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
     UNIDYNE CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                            September 30,        December 31,
                                                     ASSETS                                      1998                1997
                                                                                                 ----                ----
Current assets:
     Cash                                                                                             511                 928
     Accounts receivable, less allowance of $273                                                    3,801               3,794
     Inventory                                                                                      9,650               9,293
     Prepaid expenses                                                                                 517                 415
     Other current assets                                                                              87                  32
     Deferred and other refundable taxes                                                            1,094               1,094
                                                                                                  -------             -------
          Total current assets                                                                     15,660              15,556
                                                                                                  -------             -------
Property, plant and equipment:
     Land                                                                                             160                 160
     Leasehold improvements                                                                           323                 304
     Buildings                                                                                      3,678               3,678
     Machinery and equipment                                                                        9,187               8,788
                                                                                                  -------             -------
         Total property, plant and equipment                                                       13,348              12,930
     Accumulated depreciation                                                                     (4,743)             (3,697)
                                                                                                  -------             -------
         Property, plant and equipment, net                                                         8,605               9,233
                                                                                                  -------             -------
Other assets:
     Deferred income taxes                                                                            475                 282
     Goodwill                                                                                       2,391               2,479
     Patents                                                                                        1,529               1,490
     Other assets                                                                                     575                 760
                                                                                                  -------             -------
         Total other assets                                                                         4,970               5,011
                                                                                                  -------             -------
         TOTAL  ASSETS                                                                             29,235              29,800
                                                                                                  =======             =======
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                               4,268               4,726
     Short-term debt                                                                                4,433               3,220
     Accrued compensation                                                                             510                 641
     Income taxes payable                                                                             133               1,079
     Due to funding sources - leases                                                                    0                 647
     Deferred revenue                                                                                 379                 433
     Other accrued liabilities                                                                      2,060               1,112
                                                                                                  -------             -------
          Total current liabilities                                                                11,783              11,858
                                                                                                  -------             -------
Long-term liabilities:
     Long-term debt                                                                                 3,878               4,382
     Post-retirement benefits - Pensions                                                            2,372               2,116
     Post-retirement benefits - Health                                                              3,822               3,552
                                                                                                  -------             -------
     Total long-term liabilities                                                                   10,072              10,050
                                                                                                  -------             -------
Stockholders' equity:
     Common Stock $.001, par value, 50,000,000 shares
     authorized, 9,335,352  shares issued and outstanding                                               9                   9
     Preferred Stock, $10 per share liquidation value, $10 par value, 20,000,000
     shares authorized; 500,000 issued and outstanding                                              5,613               5,350
     Additional paid-in capital                                                                    13,127              13,127
     Treasury stock                                                                                   (7)                 (7)
     Retained earnings                                                                           (11,362)            (10,587)
                                                                                                  -------             -------
          Total stockholders' equity                                                                7,380               7,892
                                                                                                  -------             -------
          TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                           29,235              29,800
                                                                                                  =======             =======

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended              Nine Months Ended
                                                          September 30                    September 30
                                                      1998           1997              1998            1997
                                                            (in thousands, except per share data)
Net Sales                                            6,463          4,115            20,029          13,071
Cost of sales                                        4,523          2,679            12,901           9,028
                                                  --------        -------           -------         -------
Gross income                                         1,940          1,436             7,128           4,043
Selling and administrative expense                   2,308          1,544             7,272           4,227
Research and development expense                        67            114               189             376
                                                  --------        -------           -------         -------
Income (loss) from operations                        (435)          (222)             (333)           (560)
Interest expense                                       181            277               521             402
                                                  --------        -------           -------         -------
Income (loss) before income taxes                    (616)          (499)             (854)           (962)
Income tax provision (benefit)                       (246)           (84)             (341)           (345)
                                                  --------        -------           -------         -------
Net income (loss)                                    (370)          (415)             (513)           (617)
Preferred dividends                                   (87)           (87)             (262)           (262)
                                                  --------        -------           -------         -------
Profit (loss) applicable to common
  stockholders                                       (457)          (502)             (775)           (879)
Basic and diluted earnings (loss) per share        ($0.05)        ($0.07)           ($0.08)         ($0.12)
Weighted average number shares of common
  stock outstanding                              9,335,352      7,398,336         9,335,352       7,398,336


   The accompanying notes are an integral part of these financial statements.

                              UNIDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Nine Months Ended
                                                                                    September

                                                                        1998                          1997
                                                                                 (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                     (513)                         (617)
  Adjustments to reconcile net income to
     cash flows from operating activities:
     Depreciation and amortization                                      1,046                         1,242
     Deferred taxes                                                   (1,139)                         (893)
     Changes in-
         Accounts receivable, net                                         (7)                         (144)
         Inventories                                                    (357)                       (1,537)
         Prepaid expenses and other assets                                 77                           102
         Accounts payable                                               (458)                           473
         Accrued compensation                                           (131)                           338
         Accrued expenses                                                 453                           293
         Other liabilities                                                320                           131
         Advanced payments                                                  0                           797
                                                                      -------                       -------
Net cash provided by (used for) operating activities                    (709)                         (185)
                                                                      -------                       -------
Cash flows for investing activities:
    Purchase of property, plant and equipment                           (418)                         (669)
                                                                      -------                       -------
Cash flows from financing activities:
    Net borrowings  on revolving loans                                  1,826                           574
    Issuance of Common Stock                                                0                           308
    Principal payments on long-term debt                              (1,115)                         (256)
                                                                      -------                       -------
Net cash provided by (used for) financing activities                      711                           626
                                                                      -------                       -------
Cash acquired by acquisition                                                0                           218
Net increase (decrease) in cash                                         (416)                           360
Cash, beginning of period                                                 928                            46
                                                                      -------                       -------
Cash, end of period                                                       511                           406
                                                                      =======                       =======
Cash paid for:
    Interest                                                              527                           237
                                                                      =======                       =======
    Income taxes                                                            0                             2
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


RESULTS OF OPERATIONS

           Net Sales. Net sales were $20,029 for the nine months ended September 30, 1998, an increase of $6,958 or 53.2%, as compared with net sales of $13,071 for the nine months ended September 30, 1997. Net sales of $6,463 in the third quarter of 1998 increased $2,348, or 57.1%, as compared with net sales of $4,115 in the third quarter of 1997. The increase in the current year period was due principally to inclusion of sales of Sabina Industries, Incorporated, which was acquired by the Company effective September 30, 1997, and to increased sales in the emission testing market.

           Gross Income. Consolidated gross income was $7,128, or 35.6% of sales, for the nine months ended September 30, 1998, compared with consolidated gross income of $4,043, or 30.9% of sales, for the nine months ended September 30, 1997. In the third quarter of 1998, consolidated gross income was $1,940, or 30.0% of sales, compared with consolidated gross income of $1,436 or 34.9% of sales, in the third quarter of 1997. The increase in consolidated gross income for the nine months ended September 30, 1997 resulted from sales in the emission testing market and the inclusion of the sales of Sabina Industries, Incorporated, while consolidated gross income in the third quarter was effected by reduced margins in July and August, 1998.

           Selling and Administrative Expense. Selling and administrative expense in the third quarter of 1998 were $2,308, or 35.7% of sales, and for the nine months ended September 30, 1998, were $7,272, or 36.3% of sales, compared to 37.5% and 32.3% in the respective periods in 1997. The lower percentage expense between the quarters is due principally to the effect of cost cutting measures instituted by the Company in the first quarter of 1998, while the nine month comparison reflects the higher level of sales and marketing expenditures devoted to the emission testing products in 1998, which were not a factor during the first six months of 1997.

           Research and Development Expense. Research and development expenses were $189, or 0.1% of sales, for the nine months ended September 30, 1998, as compared with $376, or 2.9% of sales, in the nine months ended September 30, 1997. Research and development expenses relative to development of the Company's emission testing products, which are now fully developed, decreased substantially between the periods.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has financed its operating requirements and capital expenditures through cash flows from operations and financing arrangements.

           At September 30, 1998 the Company's working capital was approximately $3,536, compared to working capital of approximately $3,698 at December 31, 1997. The decrease in working capital resulted from increased short-term borrowings on revolving debt, which were used to fund repayment of long-term debt. At September 30, 1998, the Company had no availability under its existing line-of-credit arrangements.

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

           In 1998, the Company purchased $418 of machinery and equipment for use in the manufacture of the ETS product line and the upgrading of its computer network. These purchases were funded through a combination of installment debt, leases and operating cash flow.

           The Company's subsidiary, Dynamatic Corporation, has had its line of credit extended from July 31, 1998 to November 16, 1998. This line for $3,000 is through Johnson Bank of Racine, Wisconsin.

           UNIDYNE has addressed the Year 2000 problem in regards to its accounting and financial systems by installing "in compliance" software at its Sabina subsidiary in the first half of 1998. The system is fully installed and functioning. The same system will begin to be installed at UNIDYNE's largest subsidiary, Dynamatic Corporation, on or about January 1, 1999, and is scheduled to be fully operational by March 31, 1999, or soon thereafter. UNIDYNE and its other subsidiaries has overcome the Year 2000 obstacle.

PART II.  OTHER INFORMATION

Item 3.  LEGAL PROCEEDINGS

          Subsequent to September 30, 1998, the Company refiled the federal income tax returns, based on a calendar year, for 1995 and 1996. The loss in tax year 1996 and 1997, when carried back to 1995, results in a total reduction of the $875 tax liability recorded on the Financial Statement for 1997.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

                                   SIGNATURES


           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UNIDYNE CORPORATION


Date:   November 16, 1998                       /s/ C. Eugene Hutcheson
                                                -----------------------------
                                                C. Eugene Hutcheson, Chairman
                                                and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   November 16, 1998                       /s/ C. Eugene Hutcheson
                                                -----------------------------
                                                C. Eugene Hutcheson, Chairman
                                                and Chief Executive Officer



Date:   November 16, 1998                       /s/ Francis T. Prendergast, CPA
                                                -----------------------------
                                                Francis T. Prendergast, CPA
                                                Chief Financial Officer