Form 10KSB
period 1998-12-31
UNIDYNE CORP
filed 1999-05-21
CIK 350678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the year ended December 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  January 1, 1998 to December 31, 1998

Commission file number            0-10372



                               UNIDYNE CORPORATION
                      (Exact name of small business issuer
                          as specified in its charter)

             DELAWARE                                     23-2154902
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

                  118 PICKERING WAY, SUITE 104, EXTON, PA 19341
                    (Address of principal executive offices)

                                 (610) 363-8237
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-KSB or any amendment to this FORM 10-KSB. ( )

The issuer's net revenues for its most recent fiscal year were $24,695,000.

The aggregate market value of the issuer's voting stock held as of December 31, 1998 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date, was approximately $5,948,000

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ___ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practicable date: 9,335,352 as of April 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes ___  No_X_

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

UNIDYNE Corporation, through its subsidiaries Dynamatic Corporation ("Dynamatic"), Sabina Industries, Incorporated ("Sabina"), Unidyne Test Systems, Inc. ("Unidyne Test"), Maxwell Emissions Test Systems, Inc. ("METS"), Unidyne Capital, Inc. ("Capital"), Kenosha Corporation ("Kenosha") and Maxwell Dynamometer Systems, Inc. ("Maxwell"), manufactures vehicle testing equipment, including emissions testing and post-manufacturing testing, specialized AC and DC electric motors and variable speed drives and controls utilizing the Eddy Current and DC Drive operating principles to control drive speed and power. UNIDYNE Corporation and its subsidiaries are herein collectively referred to as the "Company".

The Company's products are primarily marketed and sold by a Company field sales force and independent sales agents, all supported by an in-house staff. At present, the Company has an established sales and distribution network with customers located throughout the United States, Canada, Mexico and other foreign countries.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as Aestimate," "project," Abelieve,@ Aexpect," "may," "will," "should," "intends," or "anticipate" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to the timing, costs and scope of construction of new facilities, the acquisition of, or investments in, existing businesses, the revenue and profitability levels of such businesses, and other matters contained in this Form 10-K regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from this projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projection will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

On September 1, 1995, UDI acquired substantially all of the operating assets of the Eddy Current Drive Division (the "Division") of Eaton Corporation ("EATON"). Effective with the acquisition, the Division commenced operations as Dynamatic, a wholly owned subsidiary of UDI. The Company's Kenosha subsidiary also acquired on this date all of the real estate assets of the Division, consisting of an office, laboratory, and manufacturing facility totaling 307,000 square feet situated on 13 acres of land in Kenosha, Wisconsin.

On September 30, 1997, the Company acquired all of the issued and outstanding shares of the common stock of Sabina Industries, Incorporated, a California corporation, which manufactures motor controls for a broad range of industrial and commercial uses.

In 1997 the Company formed Maxwell Emission Test Systems, Inc. and Unidyne Test Systems, Inc. to market dynamometers used to test automobiles and light trucks for emissions in accordance with a United States Environmental Protection Agency ("EPA") mandate. The organization was staffed to meet the requirements as were identified in accordance with the various states plans to implement their mandated program. Because of delays in the implementation of the programs from 1998 into 1999 by some states, the commitment of resources by the Company, including the construction of inventory, preceding the growth in demand.

In 1997 the Company formed Unidyne Capital, Inc. to provide sources of lease financing to its customers.

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

Dynamatic manufactures certain key components and systems used in the products and systems of other subsidiaries.

Maxwell has been designing and building engine and chassis dynamometers for over 50 years. This equipment is used to test engine and chassis performance for motor vehicles. Maxwell's customer base is made up of heavy-duty truck, bus and automobile manufacturers, fleet owners and transit authorities throughout the United States, Canada, Mexico and other foreign countries.

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

The Company has completed development and is introducing a new generation of motor control technology incorporating digital electronics. The digital control system is produced, installed and operated at a lower cost than existing systems with more efficient performance.

Sabina designs and manufactures motor controls for a broad range of industrial and commercial applications. Sabina supplies major process system designers and manufacturers, and Fortune 500 manufacturers. The motor control package and system include electric motors manufactured by Dynamatic.

SUPPLIERS

The Company currently purchases all of its materials from major vendors. In the past, the Company has not experienced any significant delays due to vendors' inability to meet demand, and management believes that adequate materials will continue to be available to meet product needs.

The Company has begun a program to maximize the extent to which subsidiaries utilize components manufactured by other Company subsidiaries. The Company also has a program of joint purchases by subsidiaries to maximize volume purchases and discounts.

MARKETING AND DISTRIBUTION

The Company markets and distributes its products under the Dynamatic, Maxwell, and Sabina names. Dynamatic continues to be the leading supplier, integrator, and manufacturer of standard Eddy Current drives, custom test stands and stamping press drives, highly engineered definite purpose motors and Eddy Current clutches, brakes and dynamometers. Dynamatic's products are sold through its own in-house staff and field sales force, both directly and through distributors throughout the United States, Canada and other foreign countries.

Maxwell markets its product through its own in-house staff. Maxwell markets its engine and chassis dynamometers and brake testers to heavy-duty truck, bus and automobile manufacturers, fleet owners and transit authorities throughout the United States, Canada and other foreign countries.

The ETS is marketed through in-house staff and through a Company field sales force. The Company is focusing its sales and marketing efforts in the states of Pennsylvania, Virginia, New Jersey, and Massachusetts.

The Company also uses its web sites www.udyn.com and www.maxdyn.com to reach potential customers and supply information.

COMPETITION

The Company competes on the basis of product integrity, service, design and performance characteristics, as well as a competitive price.

The Company competes for sales of the ETS primarily with four emissions testing equipment integrators [ESP, SPX (Automotive Diagnostics), Snap-On/Sun and Worldwide Environmental]. Competition for sales of the specialized chassis dynamometer designed for light trucks and automobiles comes primarily from three chassis dynamometer manufacturers (Clayton Industries, John Bean and Mustang Dynamometer). Maxwell competes for dynamometer sales with five dynamometer manufacturers (Clayton Industries, Mustang Dynamometer, Superflow, MAHA and Schenk Pegasus).

The electric drives market is highly competitive. Dynamatic is the world's leading manufacturer of Eddy Current products, but continues to experience competitive pressures from manufacturers utilizing adjustable frequency and direct current technologies.

PATENTS

Dynamatic and Maxwell hold a number of patents. In 1995, Maxwell designed and patented a specialized chassis dynamometer for testing automobiles and light trucks under the EPA's Program. Maxwell has obtained United States design and utility patents on the chassis dynamometer, which expire January 2010 and February 2014, respectively. The Company has also patented the chassis dynamometer in several foreign countries. Protection of these patents is important to the Company's competitive position.

TRADEMARKS

Dynamatic has registered two of its trademarks, AJUSTO-Spede(TM) and DYNAMATICJ in the United States and several foreign countries. All trademark filings are monitored and renewals are applied for on a timely basis. The trademark DYNAMATIC was first used on April 4, 1936.

GOVERNMENT APPROVAL

In order for equipment to be used in the ETS Program, it must be certified by each state implementing the Program. In September 1997, the Company obtained the first certification for this equipment in Pennsylvania and subsequently has obtained its Phase II certification. The Company has certification from California on its analyzer and dynamometer equipment and is completely certified in Virginia. The Company is pursuing certification in New Jersey and other states based upon scheduled Program implementation dates.

EMPLOYEES

As of December 31, 1998, the Company employed approximately 230 people at locations in Kenosha, WI, Exton and Hazleton, PA, and Anaheim and San Francisco, CA.

A union represents all hourly plant employees of Dynamatic. In September 1996, Dynamatic and the union representing these employees reached an agreement on a three-year contract, which will expire on September 30, 1999. The Company believes that its relations with its employees are satisfactory.

GOVERNMENT REGULATION

None of the Company's businesses are in regulated industries. However, the ETS must be certified for sale in states participating in the Program.

The Company received the first certification issued by Pennsylvania for Phase I testing and has subsequently received Phase II certification. The Company is fully certified in Virginia and has received provisional component approval for the BAR 97 Emission Inspection System (EIS) Specifications in California. The Company is in the process of obtaining certification in New Jersey. The Company is preparing for certification in Massachusetts, Canada, and Mexico.

ITEM 2. PROPERTIES

Dynamatic's principal operating facility, located in Kenosha, Wisconsin, is owned by Kenosha Corporation, a wholly owned subsidiary of the Company. The facility is comprised of two buildings totaling 307,700 square feet, situated on 13 acres of land. At present, approximately 16,500 square feet is used for office space, approximately 196,600 square feet is used as laboratory and manufacturing for DYNAMATIC products other than ETS, and approximately 65,000 is used to manufacture and inventory the ETS. The facility's production capacity exceeds the Company's current needs. Approximately 29,600 square feet of unused office space is available for sales, marketing and administrative functions to support the ETS sales.

The Company has 34,000 square feet of manufacturing space and 15,000 square feet of office space at Anaheim, California, 17,500 square feet of manufacturing space and 4,000 square feet of office and factory space in Exton, Pennsylvania, 1,900 square feet of office space in San Francisco, California, and 1,200 square feet of office and 3,800 square feet of factory space in Hazelton, Pennsylvania, all under lease.

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

Trading in the Company's stock on NASDAQ was halted on April 7, 1999, pending responses to questions by NASDAQ regarding the resignation of the Company's former auditors. Subsequently, the Company received notice from the NASDAQ Stock market that its common stock may be delisted for failure to comply with certain of NASDAQ's listing requirements. The Company has requested an oral hearing before the NASDAQ Listing Qualifications Panel, pursuant to procedures set forth in NASDAQ's Marketplace Rules. The hearing date has been set for June 17, 1999 and trading in the Company's common stock will remain halted until after the hearing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As permitted under Delaware corporate law, by consent of stockholders representing 64.66% of the Company's outstanding capital stock, the Company took the action without a meeting, by less than unanimous written consent of stockholders, to elect Juan E. Cintron to a three year term on the Board of Directors. The Company filed a Schedule 14(c) as noted in Item 13.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices for the periods indicated as reported by the NASDAQ SMALL CAP MARKET. These prices reflect quotations between dealers and do not include retail markups, markdowns, or commissions.

--------------------------------------------------------------------------------
                      Low    High                                 Low      High
--------------------------------------------------------------------------------
Calendar year 1998                       Calendar year 1997
--------------------------------------------------------------------------------
First quarter         5 1/2    7         First quarter           4 7/8    6 3/8
--------------------------------------------------------------------------------
Second quarter        2 1/2    6         Second quarter          4 1/2    10 1/8
--------------------------------------------------------------------------------
Third quarter         1 1/4    4 1/8     Third quarter           7 1/2    11 1/8
--------------------------------------------------------------------------------
Fourth quarter        29/32    2         Fourth quarter          4        12
--------------------------------------------------------------------------------


At December 31, 1998, the Company had approximately 814 shareholders of record. The Company has paid no dividends during the period of this report and no common dividends are contemplated in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998, AS COMPARED WITH
        DECEMBER 31, 1997.

All amounts used herein are in thousands.

Sales for the year ended December 31, 1998 were $24,695 as compared with $22,108 for the twelve months ended December 31, 1997. Cost of sales for the year ended December 31,1998 was $17,105 or 69.3% to sales as compared with $14,904 or 67.6% to sales for the year ended December 31,1997. The increase in sales is primarily attributable to the acquisition of Sabina and sales of emission test stands and chassis dynamometers. The increase in cost of goods sold was primarily attributable to lower gross margins at Sabina.

During the year ended December 31, 1998, the Company had selling and administrative expenses of $10,772 or 43.6% to sales as compared with selling and administrative expenses of $8,072 or 36.5% to sales for the year ended December 31, 1997. Significant expenses were incurred at the Company's Sabina subsidiary in connection with layoffs of excess personnel. This is the primary cause for the increase in expenses as a percentage of net sales.

During the years ended December 31, 1998, and December 31, 1997, the Company had $187, or 0.8% and $505, or 2.3% of sales, respectively, for research and development expenditures. Interest expenses increased to $750 for the year ended December 31, 1998, from $687 for the previous year. This increase results primarily from the Company's working capital borrowing at its Dynamatic subsidiary.

The Company has recorded a tax benefit on the losses incurred for the years ended December 31, 1998. The Company believes these benefits will be realizable through earnings future years.

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

During the year ended December 31, 1998, the Company used cash for operations of $364. Investing activities used cash of $783, primarily for building improvements and ordinary equipment purchases, while financing activities provided $345 net primarily from borrowing on the Company's lines of credit.

At December 31,1998, the Company had working capital of $821, compared to $3,700 at the previous year end. The decrease in working capital resulted from increased short-term borrowings on revolving debt, which were used to fund repayment of long-term debt. At December 31, 1998, the Company had nominal availability under its existing line-of-credit arrangements.

On April 2, 1998 the Company secured an Operating Line of Credit with Union Bank of California, N.A., in the amount of $1,250 for its subsidiary, Sabina. The maturity is June 1, 1999 and is secured by the assets of Sabina. On April 2, 1998 the Company secured a term loan with Union Bank of California, N.A., in the amount of $200 for its subsidiary, Sabina. The maturity date is June 1, 2001. In December, 1998, the bank alleged that the Company was in default of its covenants under the agreement. While the Company maintained that no default had occurred, the Company and Union Bank negotiated a Forbearance Agreement under which all of Sabina's remaining obligations to Union Bank will be paid by May 31, 1999. As of May 14, 1999, the balance outstanding had been reduced to $235.

The Company's Dynamatic Corporation subsidiary obtained an extension of its line of credit to May 31, 1999. This line for $3,000 is through Johnson Bank of Racine, Wisconsin.

Subsequent to year end, the Company began discussions with a major financial institution to obtain a $10,000 secured, three-year, revolving credit facility with an additional line of up to $15,000 for acquisitions. The Company expects to close on this loan in the second quarter of 1999. This financing will discharge the Company's obligations to Union Bank and Johnson Bank and provide working capital and long-term financing for the Company.

The Company has undertaken a survey of its Year 2000 problem exposure. In undertaking this survey, the Company considered both Information Technology ("IT") systems and non-IT systems such as imbedded microchips. As a result of this survey, the Company identified measures which needed to be taken, most significantly the upgrade of computer systems at all of its major locations. Year 2000 compliant enterprise resource planning (ERP) systems have been implemented at its Sabina subsidiary and are in the final stages of installation and testing at its Dynamatic subsidiary, and is expected to be operational by June 1, 1999. The Company's other subsidiaries have upgraded their accounting and financial systems to Year 2000 compliant versions of their software.

The Company uses a variety of digital controls in its products. All of the major suppliers of microprocessors to the Company have provided assurance that their systems are in compliance. To the best of the Company's knowledge, all of the digital controls manufactured by the Company for its customers include microprocessors or software which are Year 2000 compliant.

The cost of acquiring, installing, converting, and testing new Year 2000 compliant software is estimated by the Company to be $136. Hardware costs are estimated to be $20. As of December 31, 1998, the Company has incurred substantially all of these total estimated costs for Year 2000 remediation. These costs will be funded by internally generated funds and leases. No significant IT projects have been deferred due to Year 2000 remediation efforts.

The Company is developing contingency plans to deal with reasonably likely worst case scenarios, and expects to have a contingency plan in place by the third quarter of 1999.

ITEM 7. FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of UNIDYNE Corporation:

We have audited the accompanying consolidated balance sheet of UNIDYNE Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of UNIDYNE Corporation as of December 31, 1997, were audited by other auditors whose report dated April 15, 1998, on those statements included an explanatory paragraph that expressed concern about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNIDYNE Corporation and subsidiaries as of December 31, 1998, and the results of their operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 STROUSS, HUI & ELLIS, P.C.

Jenkintown, Pennsylvania
May 14, 1999

                               UNIDYNE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Assets
Current assets:
         Cash                                                          $    126
         Accounts receivable, less allowance of $11                       3,032
         Inventory                                                        7,429
         Prepaid expenses                                                   135
         Deferred taxes                                                     190
         Other current assets                                                33
                                                                       --------
              Total current assets                                       10,945

Property, plant and equipment
         Land                                                               160
         Leasehold improvements                                             323
         Buildings                                                        3,639
         Machinery and equipment                                          9,589
                                                                       --------
                                                                         13,712
         Accumulated depreciation                                        (5,269)
                                                                       --------
                                                                          8,444

Deferred income taxes                                                       986
Goodwill                                                                  2,341
Patents                                                                   1,341
Other assets                                                              1,291
                                                                       --------
                                                                          5,959
                                                                       --------
         Total assets                                                  $ 25,348
                                                                       ========

Liabilities & Stockholders' Equity
Current liabilities:
         Accounts payable                                              $  5,262
         Current portion of long term debt                                  565
         Short term debt                                                  3,625
         Accrued compensation                                                75
         Other accrued liabilities                                        1,558
         Income taxes payable                                                87
         Deferred revenue                                                   392
                                                                       --------
              Total current liabilities                                $ 11,564

Long term debt                                                            3,797
Post retirement benefits                                                  4,491
Preferred dividends payable                                                 700
                                                                       --------
                                                                          8,988

Stockholders' Equity:
         Common Stock, $.001 par value, 50,000,000 shares authorized
         and 9,335,352 outstanding                                            9
         Preferred Stock, at $10 per share liquidation value,
         $10 par value, 20,000,000 shares
         authorized, 500,000 issued and outstanding                       5,000
         Additional paid-in capital                                      13,127
         Treasury stock                                                      (7)
         Retained deficit                                               (13,333)
                                                                       --------
              Total stockholders' equity                                  4,796
                                                                       --------
              Total liabilities and stockholders' equity               $ 25,348
                                                                       ========

          See accompanying notes to consolidated financial statements.

                               UNIDYNE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE YEARS ENDED DECEMBER 31, 1998
                              AND DECEMBER 31, 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        1998           1997
                                                     -----------    -----------

Net sales                                               $24,629         $22,108
Costs of products sold                                   17,105          14,904
                                                    -----------     -----------
Gross profit                                              7,524           7,204

Selling and administrative expense                        8,572           8,072
Research and development expense                            187             505
                                                    -----------     -----------
                                                          8,759           8,577
                                                    -----------     -----------
(Loss) from operations                                   (1,235)         (1,373)

Other Income                                                 25              63
Interest expense                                           (751)           (687)
                                                    -----------     -----------
(Loss) before income tax (benefit) provision             (1,961)         (1,997)
Income tax (benefit) provision                              435            (534)
                                                    -----------     -----------
Net (Loss)                                               (2,396)
                                                                         (1,463)

Preferred dividends                                        (350)           (350)
                                                    -----------     -----------
Loss Applicable to Common Stockholders                   (2,746)        ($1,813)
                                                    ===========     ===========

Basic and diluted loss per share                         ($0.29)         ($0.21)
                                                    ===========     ===========

Weighted average number of shares of
Common Stock                                          9,335,352       8,764,936
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                               UNIDYNE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 1998
                              AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                Additional                 Retained       Total
                                                       Common     Preferred       Paid-In      Treasury    Earnings    Stockholders'
                                                        Stock        Stock        Capital        Stock     (Deficit)      Equity
                                                        -----        -----        -------        -----     ---------      ------
Balance at December 31, 1996                                 9        5,000        6,420            0       (8,774)       2,655

Options Exercised                                                                    539                                    539

Issuance of Common Stock                                                             308                                    308

Common Stock Issued for Service                                                      360                                    360

Shares Issued for Acquisition                                                      5,375                                  5,375

Fair Value of Options Issued to Contractors                                          125                                    125

Treasury Stock Repurchases                                                                         (7)                       (7)

Net (Loss)                                                                                                  (1,463)      (1,463)

Preferred Dividends                                                     350                                   (350)
                                                       -------      -------      -------      -------      -------      -------

Balance at December 31, 1997                                 9        5,350       13,127           (7)     (10,587)       7,892

Issuance of Common Stock

Options Exercised

Net (Loss)                                                                                                  (2,396)      (2,396)

Preferred Dividends                                                    (350)                                  (350)        (700)
                                                       -------      -------      -------      -------      -------      -------
Balance at December 31, 1998                                 9        5,000       13,127           (7)     (13,333)       4,796


          See accompanying notes to consolidated financial statements.

                               UNIDYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                              1998        1997
                                                            -------     -------
Cash flows from operating activities:
     Net loss                                               ($2,396)    ($1,463)
     Adjustments to reconcile net loss to net cash
     Flows from operating activities
     Depreciation and amortization                            1,888       2,197
     Deferred taxes                                          (1,187)     (1,239)
     Accrued expenses converted into equity                      --         874
     Changes in -
         Accounts receivable, net                               761          14
         Inventories                                          1,864      (3,340)
         Prepaid expenses and other assets                     (281)       (332)
         Accounts payable                                       536       1,423
         Accrued compensation                                  (566)       (414)
         Accrued expenses                                      (136)        203
         Other liabilities                                      145         830
         Income taxes                                          (992)        788
                                                            -------     -------
Net cash used for operating activities:                        (364)       (459)
                                                            -------     -------
Cash flows for investing activities:
     Purchase of property, plant and equipment                 (783)     (1,592)
     Cash obtained in acquisition                                --         208
                                                            -------     -------
Net cash (used for) investing activities:                      (783)     (1,384)
                                                            -------     -------
Cash flows from financing activities:
     Net borrowings on revolving line-of-credit               1,470         (79)
     Purchase Treasury Stock                                     --          (7)
     Issuance of Common Stock                                    --         451
     Borrowings on long term debt                                --       2,234
     Principal payments on long term debt                    (1,125)       (521)
     Advances from funding sources                               --         647
                                                            -------     -------
Net cash provided by financing activities:                      345       2,725
                                                            -------     -------
     Net increase (decrease) in cash                           (802)        882
Cash, beginning of period:                                      928          46

Cash, end of period:                                           $126        $928
                                                            =======     =======
Supplemental disclosures of cash flow information:
     Cash paid during the period for -
      Interest                                                 $751        $687
      Income taxes                                               --          --
                                                            =======     =======


         See accompanying notes to consolidated financia6l statements.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (000's);

     Raw materials and manufactured parts            $4,409
     Work in process                                    262
     Finished goods                                   2,758
                                                     ------
                                                     $7,429

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

Due to funding sources-Leases: The Company facilitates financing of the sale of its ETS equipment to interested customers through third-party leasing agencies. Under the terms of the agreements with these agencies, the Company may receive advanced funding for units that are sold, but the customer's financing has not yet been approved. These advances are reflected as liabilities until the customer's financing is approved, after which the funding is used to reduce the related account receivable. The Company is not subject to any recourse provisions for the products they sell.

Research and Development: Research and development costs are charged to expense as incurred.

Earnings Per Share: Basic Earnings per share is calculated based on the average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any common stock equivalents or convertible securities.

Reportable Segments: The Company adopted the provisions of FAS 131 for the year ended December 31, 1998. Since the effective date of the Statement was for years beginning after December 15, 1997, information for 1997 has not been presented.

NOTE 2:   ACQUISITIONS

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

     Cash                                        $218,000
     Accounts Receivable                        2,009,000
     Inventory                                  2,370,000
     Other Assets                                  88,000
     Fixed Assets                                 528,000
     Goodwill                                   2,504,000
     Current Liabilities                       (1,664,000)
     Debt                                        (678,000)
                                              -----------
                                               $5,375,000

The company is amortizing the goodwill recorded in conjunction with the Sabina acquisition over 25 years. The following unaudited proforma data presents the consolidated results of operations as if the acquisition occurred at the beginning of the period presented.

                                       1997
                                       ----
     Net Sales                     $29,644,000
     Net Loss                       (1,739,000)
     Loss Per Share                      (0.19)


NOTE 3:  EARNINGS PER SHARE

In February 1997 the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). The standard requires the disclosure of two earnings per share amounts, Abasic earnings per share of common stock" and "diluted earnings per share of common stock". The computation of diluted earnings per share is similar to the Company's previous computation of "primary earnings per share of common stock."

Basic earnings per share of common stock is computed by dividing net earnings from operations available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings from operations by the average number of common shares and other dilutive equity securities.

The following shares were used to calculate basic and diluted earnings per share:

                                       December 31, 1998       December 31, 1997
                                       -----------------       -----------------
     Weighted average shares of
      common stock outstanding            9,335,352               8,764,936

The shares outstanding used to compute diluted earnings per share for 1998 and 1997 excluded all outstanding convertible securities. The convertible securities were excluded because their inclusion in the computation would have been anti-dilutive.

NOTE 4:  SELF INSURED MEDICAL PLAN

The Company has a self-insured medical plan for its employees. Stop loss insurance has been purchased to supplement the Plan, which will reimburse the Company for individual claims exceeding $75,000 annually, or $500,000 in aggregate claims based on the number of single and family lives insured. The Company has established a reserve of $363,000 to cover future liabilities under this Plan.

NOTE 5:  DEBT

The Company's long-term debt, as of December 31, 1998, consists of the following (000's):

     Bank Term Notes                     $1,753
     Mortgage Note                        2,460
     Other Long Term Debt                   150
                                        -------
                                         $4,363
     Less Current Portion                  (565)
                                        -------
                                         $3,797

The Company has a 9.5% term note (the "Note") with a bank. The note is secured by a General Business Security Agreement and is payable in equal monthly principal payments of $32,833 through December 30, 2002. The interest rate is variable based on the bank's index rate.

The Company has lines of credit with banks with a maximum borrowing limit of $4.2 million, limited by predetermined percentages of eligible receivables and inventory. As of December 31, 1998, the Company had borrowed the maximum available based on the borrowing base limitations. The principal line of credit, with a maximum borrowing limit of $3.0 million expires May 31, 1999. The interest on the lines was 9.75% at December 31, 1998.

The Company has an operating line of credit for its Sabina subsidiary in the amount of $1.25 million and a related term loan in the amount of $0.2 million. In December 1998, the bank alleged that the Company was in default of its covenants under the related loan agreement. The Company and its bank negotiated a Forbearance Agreement under which Sabina's remaining obligations to Union Bank will be paid by May 31, 1999. The amount remaining at May 14, 1999 is less than $0.24 million and is reduced daily by collections on Sabina accounts receivable.

The Company has a 9.61% note on the land and buildings located in Kenosha, Wisconsin. The Note is payable in monthly installments of $23,483 in interest and principal through December 2007.

Annual principal payments required under long-term debt obligations are as follows (000's):

     1999                 $565
     2000                  625
     2001                  476
     2002                  458
     2003                   71
     Thereafter          2,168

NOTE 6:  PENSION PLANS

The Company has non-contributory defined benefit pension plans covering the majority of employees at its Dynamatic subsidiary. Plans covering salaried employees provide benefits that are based on years of service and final average compensation. Benefits for hourly employees are generally based on years of service. Company policy is to fund at least the minimum amount required by applicable regulations.

The components of pension expense for the years ended December 31, 1998 and December 31, 1997 follow (000's):

                                                Year Ended        Year Ended
                                            December 31, 1998  December 31, 1997
                                           -----------------   -----------------
Service Cost                                         $325            $310
Interest cost on projected benefit
    Obligation                                        159             151
Actual return on assets                               (64)            (11)
Amortization of unrecognized prior service cost        48              --
                                                    -----           -----
                                                     $468            $450

The pension liability recognized in the Balance Sheet at December 31, 1998 follows (000's):

     Accumulated pension benefit obligation:

     Vested                                                         $2,069
     Non-vested                                                         58
                                                                   -------
                                                                     2,127
     Value of future salary projections                                563
                                                                   -------
     Projected benefit obligation                                    2,690
     Fair value of plan assets                                         480
                                                                   -------
     Funded status                                                   2,210
     Unrecognized prior service cost                                  (281)
     Unrecognized gain                                                 512
                                                                   -------
                                                                    $2,441

For the years ended December 31, 1998 and 1997, measurement of the projected benefit obligation was based on a discount rate of 7%. The expected compensation growth rate for both of these years was 3%. The Company did not meet the $245,000 minimum funding requirement for the Salaried Plan for 1997. The minimum required funding requirements for 1997 were met for the Hourly Plan. The Company anticipates meeting the minimum funding requirements for 1997 and 1998 by September 15, 1999.

NOTE 7:  POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

All employees of the Company's Dynamatic subsidiary who satisfy age and service criteria become eligible for post-retirement benefits other than pensions, primarily health care and life insurance, upon retirement. These benefits are payable for life, although the Company retains the right to modify or terminate the plans providing these benefits. The plans are contributory, with retiree contributions adjusted annually and contain other cost sharing features, including deductibles and co-payments. Company policy is to pay the claims as incurred.

In January 1998 the Company converted its healthcare plans to a self-insured comprehensive major medical plan (see Note 4) which significantly lowered the cost and unfunded obligation for post retirement health benefits, as a result of recognizing the Medicare offset for post-age 65 benefits.

Expense for post retirement benefits other than pensions for the years ended December 31, 1998 and December 31, 1997 follows (000's):

                                                      Year Ended           Year Ended
                                                   December 31, 1998    December 31, 1997
                                                   -----------------    -----------------
     Service cost                                           $64                $128
     Interest cost on accumulated obligation                133                 323
     Amortization of net gain from earlier periods         (115)
                                                          -----               -----
                                                            $82                $451


For the years ended December 31, 1998 and 1997, the Company funded benefits for the plans on a pay-as-you go basis.

The liability for post retirement benefit plans other than pensions recognized in (000's):

     Accumulated unfunded post retirement benefit obligation, December 31, 1997       $3,623
     Service cost                                                                         64
     Interest cost                                                                       133
     Actuarial loss (gain)                                                            (1,721)
     Benefits paid                                                                       (48)
                                                                                     -------
     Accumulated unfunded benefit obligation, December 31, 1998                       $2,051

The medical trend assumption was 10.4% grading down to 4% over 8 years. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated post retirement benefit obligation as of December 31 1998 and net post retirement health care cost for the year ended December 31, 1997 by approximately $259,000 and $50,000, respectively. The discount rate used to determine the accumulated post retirement benefit obligation for the years ended December 31, 1998 and 1997 was 7%.

NOTE 8:  INCOME TAXES

The provision (credit) for income taxes for the years ended December 31, 1998 and 1997 consists of the following in (000's):

                                  Year Ended                 Year Ended
                               December 31, 1998          December 31, 1997
                               -----------------          -----------------
     Current -
        U.S. Federal                (226)                        $571
        State                        (37)                         134
                                 -------                      -------
                                    (263)                         705
     Deferred                        698                       (1,239)
                                 -------                      -------
    Total Tax Provision              435                        ($534)
                                 =======                      =======

The effective tax rate reconciled to the statutory U.S. Federal Rate as follows:

                                                       1998            1997
                                                     -------         -------
     Statutory Rate                                   (34.0%)         (34.0%)
     State Income Taxes                                (1.9)           (2.3)
     Non-Deductible Expenses                           (8.0)            3.3
     Tax Interest and Penalties                        --               7.3
     Carryback of NOLs                                 --              (1.0)
     Utilization of NOLs                               66.0            --
                                                     -------         -------
                                                       22.1%          (26.7%)
                                                     =======         =======

The deferred taxes reflected on the accompanying Balance Sheet relate primarily to various liabilities that are not deductible currently for tax purposes and Net Operating Loss Carrryforwards. The deferred tax assets include NOLs of approximately $1,871,000 generated since the original acquisition from EATON. In addition, Maxwell has approximately $4,000,000 of NOL carry forwards that are fully reserved for through a valuation allowance.

NOTE 9:   STOCKHOLDER'S EQUITY

In connection with the original acquisition of the Division from EATON Corporation ("EATON"), the Company issued a $4.5 million non-interest offering note payable to EATON. The Company was required to repay this note in an amount equal to 18% of Dynamatic's annual earnings before interest and taxes. The present value of the liability was reflected in the financial statements at $3,000,000 on October 31, 1996. In November 1996, the Company and EATON amended the agreement pursuant to which the Company purchased the Division assets from EATON (the "Amendment"). Pursuant to the Amendment, the Company was relieved of the obligation to make payment on the $4.5 million note payable to EATON. In exchange, the Company issued 750,000 shares of its Common Stock to EATON.

In connection with the acquisitions of a 9% and a 10% minority interest in Maxwell on September 2, 1996 and December 31, 1996, the Company recorded common stock and additional paid-in capital of $1,678,000. This represented the fair value of the Company's common stock at the dates of issuance exchange for the aggregate 19% interest in Maxwell.

In connection with the acquisition of the remaining 81% of Maxwell that was owned by the majority owners of the Company, the Company issued 500,000 shares of Preferred Stock. The Preferred Stock is redeemable at the Company's option after January 2002 at $11 per share. In addition, the Preferred Stock is convertible into 500,000 shares of common stock. In connection with the acquisition of certain assets of Capital Idea, the Company recorded additional paid-in capital of $1,088,000. The assets contributed were various receivables from Maxwell.

In connection with its proposed common stock offering, the Company retained an investment banking firm to perform various services. As part of the consideration given to this firm, the Company issued a warrant to purchase 150,000 common shares at $1.80 per share and 150,000 common shares at $4.00 per share. Effective December 31, 1997, the firm exchanged 100,000 shares issuable under warrant for certain accrued investment banking services through May 1998. $360,000 related to the service provided, and warrant value was expensed in 1997 as part of the postponed offering. As of December 31, 1998, 50,000 and 150,000 shares remain subject to the warrant agreement at $1.80 and $4.00 per share, respectively.

During 1997, the Company issued 157,416 shares of common stock in exchange for $539,189 of accrued compensation and options to purchase common stock.

NOTE 10:   RELATED PARTY TRANSACTIONS

The Company sub-leases its Exton, Pennsylvania facility from a shareholder/director. The amounts charged to expense for the years ended December 31, 1998 and 1997 were $99,630 and $97,200 respectively.

The Company was provided legal services by the firm Barrett and Schuler. David
M. Barrett, Esq., a director of the Company, is a partner in the firm. The Company expensed $105,000 and $90,000 for legal fees to this individual and his firm for the years ended December 31,1998, and 1997, respectively.

The Company expensed $113,705 and $55,000 during the years ended December 31, 1998 and 1997, respectively, in legal fees to a firm in which a director of the Company was a partner. This director resigned during 1998.

The Company believes that all related party transactions were on terms equivalent to terms which would have existed if the participants had been unrelated.

NOTE 11:   STOCK BASED COMPENSATION

In 1997, the Company established the 1997 Stock Option Plan (the "1997 Plan") for certain employees, directors, and certain other individuals.

In 1996 the Company established a Stock Option Plan for certain employees and directors (the "1996 Plan") and an employee stock purchase plan (the "Plan"). The Company accounts for these plans under APB Opinion No. 25, pursuant to which compensation cost is recognized based on the interest value of the option issue. Had compensation cost for these plans been determined in accordance with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:
                                              Year Ended         Year Ended
                                           December 31, 1998   December 31, 1997
                                           -----------------   -----------------

     Net Loss:             As reported        (2,396,000)        ($1,463,000)
                           Pro forma           2,396,000)         (3,533,000)
     Loss per Share:       As reported            (0.29)               (0.21)
                           Pro forma              (0.29)               (0.40)

The pro forma compensation expense in 1997 was determined using the Black-Scholes Option Pricing Model. The Company used an expected life of 5 years for the options, stock volatility of 55.7%, zero dividend yield and a weighted average risk free interest rate of 6.36% to determine a weighted average option value of $2.09 per share.

In 1996 the Company granted the maximum number of 1,100,000 options under the 1996 Stock Option Plan. Options granted under the 1996 Stock Option Plan constituted both incentive stock options and nonqualified stock options at prices not less than fair market value at the date of grant. Option shares became exercisable at date of grant and expire five years from the date of the grant.

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

The following table summarizes the activity related to the Company's stock options:
                                                                      Weighted
                                   Options        Price Range      Average Price
                                   -------        -----------      -------------
 Balance, December 31, 1996         946,462       $3.00 - $3.25         $3.14
 Granted                          1,285,000       $6.00 - $9.00         $6.24
 Exercised                         (153,416)      $3.00 - $6.00         $3.51
 Forfeited                         (365,000)      $6.00 - $9.00         $6.48
                                -----------
Balance, December 31, 1997        1,713,046       $3.00 - $9.00         $4.73
 Granted
 Exercised
 Forfeited                         (429,671)      $3.00 - $9.00         $6.25
                                -----------
 Balance, December 31, 1998       1,308,375       $3.00 - $8.25         $4.40

NOTE 12:    REPORTABLE SEGMENTS

The Company's operations are classified into three principal reportable segments that provide different products or services. The electric motors and variable speed drives segment produces proprietary, specialized electric motors and variable speed drives utilizing the Eddy Current Drive operating principle for sale to customers in the automotive, transportation, manufacturing, and processing system industries. The motor controls and systems segment produces motor controls utilizing the alternative frequency operating principle and integrates control systems for process system designers and large manufacturers. The dynamometers and testing systems segment produces engine and chassis dynamometers and emissions test stands for the heavy-duty truck, bus, and automobile manufactures and automotive testing and repair markets. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

                               Reportable Segments
                                     (000's)

                                 Electric        Motor   Dynamometers
                                  Motors       Controls        and
                                & Variable       and         Testing
                               Speed Drives    Systems       Systems       All Other      Total
                               ------------    -------       -------       ---------      -----

External revenue                  14,810         7,593         1,968           258       24,629

Intersegment revenue                                                           660          660

Interest expense                     449            51                         251          751

Depreciation & amortization                                                               1,888

Profit (loss)                       (556)       (1,075)         (771)            6       (2,396)

Assets                            14,250         4,334         1,471                     25,348

Expenditures for                     717            59             1             5          782
long-lives assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. UNIDYNE evaluates performance based on sales growth and profits before income taxes. Intersegment revenues are based on sales made at cost.

Revenues
    Total revenues for reportable segments                              $24,371
    Other Revenues                                                          918
    Elimination of intersegment revenues                                   (660)
                                                                       --------
         Total revenues                                                 $24,629
Profit
    Total profit (loss) for reportable segments                          $2,402
    Other profit or loss                                                      6
    Elimination of intersegment profits                                     --
                                                                       --------
         Total profit (loss)                                             $2,396
Assets
    Total assets for reportable segments                                $20,007
    Other assets                                                          5,341
    Elimination of intersegment assets                                      --
                                                                       --------
         Total assets                                                   $25,348

No customer represents more than 10% of the Company's consolidated revenues. Substantially all of the company's sales are to customers based in the United States.

NOTE 13:   COMMITMENTS AND CONTINGENCIES

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

Trading in the Company's stock on NASDAQ was halted on April 7, 1999, pending responses to questions by NASDAQ regarding the resignation of the Company's former auditors. Subsequently, the Company received notice from the NASDAQ Stock market that its common stock may be delisted for failure to comply with certain of NASDAQ's listing requirements. The Company has requested an oral hearing before the NASDAQ Listing Qualifications Panel, pursuant to procedures set forth in NASDAQ's Marketplace Rules. The hearing date has been set for June 17, 1999 and trading in the Company's common stock will remain halted until after the hearing.

One of the Company's vendors has asserted a claim for licensing fees for one past and three future years. The Company believes that the vendor's claims are without merit and that no additional past or future licensing fees are or will be due to this vendor.

The Company's tax returns for tax years 1995 and 1996 are being audited by various federal and state taxing authorities. The Company expects no material adjustments as a result of these audits.

The Company, in the normal course of business, is party to various claims with regard to its products and other matters. Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position.

The Company leases various office equipment under noncancelable operating leases. Future minimum lease payments are as follows (000's):

                      1999              710
                      2000              629
                      2001              552
                      2002              356
                      2003              101

Rental expense for the years ended December 31, 1998 and 1997 totaled $949,000 and $508,000, respectively.

                                                                         Pgae 23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP took issue with some of the Company's internal controls over payroll and inter-company transfer of funds. Arthur Andersen resigned on March 26, 1999, reporting to management that certain internal controls were deemed not adequate to permit reliance for purposes of completing an audit.

     For the years ended December 31, 1996 and December 31, 1997, the Company's Accountant's Report and accompanying financial statements did not contain any adverse opinion or disclaimer of opinion. Arthur Andersen's opinion for the December 31, 1997, financial statements was modified for an uncertainty as to the Company's ability to continue as a going concern. There have been no disagreements regarding accounting issues between Arthur Andersen and the Company in the past two years or in any interim period through the date of resignation. The Board of Directors has discussed the issues that Arthur Andersen has raised regarding internal controls with Arthur Andersen, and directed the Audit Committee to investigate these issues. The Board has also engaged outside counsel to investigate these issues.

     The Company differs in its view of the concerns raised regarding internal controls and funds transfers at the Company. The Company has instituted further measures to correct the perceived inadequacies. The Company hired Strouss, Hui & Ellis, P.C. of Jenkintown, Pennsylvania, as its auditors as of April 14, 1999. The Company has authorized Arthur Andersen to respond fully to the inquiries of the successor accountants regarding this matter.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     The following individuals are the present directors and executive officers of the Company. The term of office for each director is listed below. All Directors have served since their election on September 2, 1996, except for Juan Cintron who was elected on December 21, 1998.

                                                                                                          TERM
NAME                       AGE      POSITION                                                             (YEARS)
----                       ---      --------                                                             -------
C. Eugene Hutcheson        56       Chief Executive Officer, Chairman of the Board, President             One
Charlotte E. Doremus       55       Chief Administrative Officer, Secretary, Treasurer, Director          Two
David M. Barrett, Esq.     62       Director                                                              One
Juan E. Cintron            56       Director                                                              Three
Wayne R. Lorgus            46       President and Chief Financial Officer                                 N/A


C. EUGENE HUTCHESON has been Chief Executive Officer and Chairman of the Board of Directors since September 2, 1996 and was President from September 2, 1996 through February 27, 1998. Mr. Hutcheson serves as Chairman and Chief Executive Officer of the Company's subsidiaries. Mr. Hutcheson is Chairman, CEO, and President of Capital Idea, Inc. Previously, he was the Chairman and President of CIDCO Group, Inc., which developed and patented products for the packaging and container industry.

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

DAVID M. BARRETT, Esq., is a senior partner of the law firm of Barrett & Schuler, Washington, D.C. Mr. Barrett has been an instructor in law at Notre Dame Law School. He has been an Assistant United States Attorney for the District of Columbia and has been appointed Independent Counsel for an investigation of a member of the Cabinet of the President of the United States.

JUAN E. CINTRON is Chairman of the Board and CEO of Consultores Internacionales CLB, SA. De C.V. and Grupo Industrial CINTRON, S.A. Mr. Cintron is a graduate of the University of Notre Dame and has advanced studies from the Advanced Management Program from the same university. He presently serves or has in the past served as President of the Mexican chapter of the World Presidents Organization, Junior Achievement of Mexico, Mexico City chapter of the Young Presidents Organization, Board of Trustees of Instituto Cultrual Cuernavaca, Board of Trustees of Instituto Technologico y de Estudies Superiores de Monterrey, University of Notre Dame Alumni Association of Mexico, and Junior Achievement International (Vice-Chairman). He also serves on the following Board of Directors: Grupo Modelo, S.A. de C.V., International Advisory Council University of Notre Dame and Cone Tech Mex, S.A. de C.V.

WAYNE R. LORGUS joined the Company on May 1, 1999 as President and Chief Financial Officer(1). Mr. Lorgus previously served in a number of management positions at Camden, New Jersey-based Campbell Soup Company, including General Manager of its $300 million Swanson Traditional Meals Division, General Manager of its $75 million Swanson Frozen Breakfast Division, and Director of worldwide auditing, reporting directly to the Audit Committee of Campbell's Board. He was later the CEO of Williamstown, New Jersey-based Snow Ball Foods, a privately held food processing company. Most recently, he served as Executive Vice President and Chief Financial Officer of New York-based Sandberg and Sikorski Corporation, a privately held manufacturer of fine jewelry. Previously, Mr. Lorgus worked as a CPA for over seven years at the New York and Philadelphia offices of Arthur Andersen & Co.

----------
(1)FRANCIS T. PRENDERGAST, CPA, was Chief Financial Officer of the Company from June 29, 1998 to April 30, 1999.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 1998, December 31, 1997 and the four months ended December 31, 1996.

                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION                                     LONG TERM COMPENSATION AWARD  PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
NAME AND                                                        OTHER         RESTRICTED
PRINCIPAL                                                       ANNUAL        STOCK             OPTIONS/               ALL OTHER
POSITION                      YEAR        SALARY       BONUS    COMPENSATION  AWARDS            SARS     LTIP PAYOUTS  COMPENSATION
--------                      ----        ------       -----    ------------  ------            ----     ------------  ------------
C. Eugene Hutcheson           1998      $225,000         --      $ 83,500        --              --             --        --
Chief Executive Officer
Chairman of the Board          1997     $271,015(1)(2)   --            --        --              --             --        --
of Directors, President
and Director                   1996     $234,000                       --        --              212,500        --        --
                                                                                                                          --
Charlotte E. Doremus           1998     $200,000         --            --        --              --             --        --
Chief Administrative
Officer, Secretary,            1997     $251,298(2)      --            --        --              --             --        --
Treasurer and
Director                       1996     $204,000                       --        --              212,500        --        --
                                                                                                                          --
Francis T. Prendergast         1998     $ 57,462         --            --        --              --             --        --
Chief Financial Officer

(1) $43,750 of UNIDYNE Corporation base compensation for Mr. Hutcheson was converted into UNIDYNE Corporation common stock through the exercise of options

(2) Includes accrued salaries for previous years due from Maxwell Dynamometer, Inc., $64,765 for each of the parties noted above, Ms. Doremus and Mr. Hutcheson. These accrued salaries were converted into UNIDYNE Corporation common stock through the exercise of options.

Non-employee directors of the Company are not compensated for attending Board and Committee meetings and receive only reimbursement of travel expenses

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons are known by the Company to be the beneficial owners of more than five percent of Registrant's common stock as of December 31, 1998.

                                                                         Amount (1)
         Name and Address                                               and Nature           Percentage
         of Beneficial Owner                                            Of Ownership          of Class
         -------------------                                            ------------          --------
         Capital Idea, Inc.                                            5,103,860 (2)             49%
         118 Pickering Way, Suite 104, Exton, PA 19341

         C. Eugene Hutcheson                                           5,291,360 (3)              51%
         UNIDYNE Corporation
         118 Pickering Way, Suite 104, Exton, PA 19341

         Charlotte E. Doremus                                          5,316,360 (4)              51%
         UNIDYNE Corporation
         118 Pickering Way, Suite 104, Exton, PA 19341

         David M. Barrett                                              1,027,074 (5)              10%
         1000 Thomas Jefferson St., N.W.,
         Suite 507, Washington, DC 20007

----------

(1)  Unless otherwise indicated, all ownership is direct.

(2) Includes 500,000 shares which Capital Idea has the right to acquire upon conversion of the Company's Class B Convertible Preferred Stock (the Preferred Stock)

(3) Includes 87,495 shares which Mr. Hutcheson has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Mr. Hutcheson is Chairman of the Board of Directors and Chief Executive Officer and a 50% shareholder, and 5000,000 shares which Capital Idea has the right to acquire upon conversation of the Company's Class B Convertible Preferred Stock (the "Preferred Stock"). (4) Includes 167,957 shares which Ms. Doremus has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Ms. Doremus is a director, Secretary and Treasurer, and a 50% shareholder, and 500,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

(5) Includes 247,923 shares which Mr. Barrett has the right to acquire within sixty days through the exercise of options.


The following is certain information regarding the Common Stock of the Company beneficially owned by each of its directors and executive officers and all directors and executive officers as a group as of December 31, 1998.

                                                                                Amount (1)
     Name and Address                                                           And Nature        Percentage
     of Beneficial Owner                    Position                            Of Ownership       of Class
-------------------------------------------------------------------------------------------------------------
C. Eugene Hutcheson                 Chairman of the Board of Directors,         5,291,360(2)              51%
                                    Chief Executive Officer and President
-------------------------------------------------------------------------------------------------------------
Charlotte E. Doremus                Chief Administrative Officer,               5,316,360(3)              51%
                                    Secretary,Treasurer and a Director
-------------------------------------------------------------------------------------------------------------
David M. Barrett                    Director
                                                                                1,027,074(4)              10%
-------------------------------------------------------------------------------------------------------------
Directors and executive officers as a group                                     6,530,934                 63%
-------------------------------------------------------------------------------------------------------------

(1)  Unless otherwise indicated, all ownership is direct.

(2) Includes 87,495 shares which Mr. Hutcheson has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Mr. Hutcheson is Chairman of the Board of Directors and Chief Executive Officer and a 50% shareholder, and 500,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock.

(3) Includes 167,957 shares which Ms. Doremus has the right to acquire within sixty days through the exercise of options, 4,603,860 shares owned by Capital Idea, of which Ms. Doremus is a director, Secretary and Treasurer, and a 50% shareholder, and 500,000 shares which Capital Idea has the right to acquire upon conversion of the Preferred Stock

(4) Includes 247,923 shares which Mr. Barrett has the right to acquire within sixty days through the exercise of options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was provided legal services by the firm Barrett and Schuler. David
M. Barrett, Esq., a director of the Company, is a partner in the firm. The Company expensed $105,000 and $90,000 for legal fees to this firm for the years ended December 31,1998, and 1997, respectively.

The Company expensed $113,705 and $5,000 during the years ended December 31, 1998 and 1997 in legal fees to a firm in which a director of the Company was a partner. This director resigned during 1998.

The Company sub-leases its Exton, Pennsylvania facility from Capital Idea. The amount charged to expense for the twelve months ended December 31, 1998 was $99,630.

The Company believes that all related party transactions were on terms equivalent to terms which would have existed if the participants had been unrelated.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit No.                     Description
      -----------                     -----------
         13.1            Form 10-QSB, dated May 15, 1997*
         13.2            Form 10-QSB, dated August 14, 1997*
         13.3            Form 10-QSB, dated November 11, 1997*
         13.4            Form 10-KSB, dated April 27, 1998*
         13.5            Form 10-QSB, dated May 15, 1998*
         13.6            Form 10-QSB, dated July 29, 1998*
         13.7            Form 10-QSB, dated November 16, 1998*
         19.1            Form 8-K/A, dated December 15, 1997*
         19.2            Schedule 14(c) Information, dated December 1, 1998*
         19.3            Form 8-K, dated January 15, 1997*
         19.4            Form 8-K/A, dated March 31, 1997*
         19.5            Form 8-K, dated April 2, 1999*
         19.6            Form 8-K/A, dated April 12, 1999*
         19.7            Form 8-K/A, dated April 13, 1999*
         19.8            Form 8-K/A, dated May 3, 1999*
         27.1            Financial Data Schedule.**
----------
* Filed previously and incorporated herein by reference.

** Filed herewith.

     (b) The Company filed a Report on Form 8-K dated April 2 1999. Item 4 of such Form 8-K reported that the Company's auditors had resigned as of March 26, 1999.

     (c) The Company filed a Report on Form 8-K/A, dated April 12, 1999. Item 4 of such Form 8-K/A reported that the Accountant's Report for the years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion and for the year ended December 31, 1997 had been modified for an uncertainty as to going concern.

     (d) The Company filed a Report on Form 8-K/A, dated April 13, 1999. This modified a Form reference.

     (e) The Company filed a Report on Form 8-K/A, dated May 3, 1999. Item 4 of such Form 8-K/a reported that the Company had hired the firm of Strouss, Hui & Ellis, P.C. of Jenkintown, Pennsylvania, as its auditors.

ITEM 14. PLEDGED ASSETS, BANK LINES OF CREDIT, LONG-TERM DEBT AND FAIR VALUE DISCLOSURE

The long-term debt and line of credit agreements on the Company's Sabina subsidiary contain various covenants, including meeting certain financial ratio expectations, limitations on loans and advances from the Company and limitations on the purchase of property and equipment. In December 1998, one of the Company's banks alleged that the Company was in default of its covenants under the related loan agreement. While the Company maintained that no default had occurred, the Company and its bank negotiated a Forbearance Agreement under which the Company's obligation to the bank will be paid by May 31, 1999.

ITEM 15. SUBSEQUENT EVENT

Subsequent to year end, the Company began discussions with a major financial institution to obtain a $10,000,000 secured, three-year, revolving credit facility with an additional line of up to $15,000,000 for acquisitions. The Company expects to close on this loan in the second quarter of 1999.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNIDYNE CORPORATION

Date:    May 20, 1999                  /s/ C. Eugene Hutcheson
                                       -----------------------------------------
                                       C. Eugene Hutcheson, Chairman,
                                       Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    May 20, 1999                  /s/ C. Eugene Hutcheson
                                       -----------------------------------------
                                       C. Eugene Hutcheson, Chairman, Chief
                                       Executive Officer


Date:    May 20, 1999                  /s/ Charlotte E. Doremus
                                       -----------------------------------------
                                       Charlotte E. Doremus, Secretary and
                                       Treasurer

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in UNIDYNE Corporation's Form 10-KSB for the year ended December 31, 1998, into the Company's previously filed Registration Statement File Nos. 333-17125 and 333-17325.



                                          /s/ STROUSS, HUI & ELLIS, P.C.
                                          -------------------------------------
                                          STROUSS, HUI & ELLIS, P.C.



Jenkintown, Pennsylvania
May 18, 1999


     As independent public accountants, we hereby consent to the incorporation of our report, incorporated by reference in this Form 10-KSB, into the Company's previously filed Registration Statement File Nos. 333-17125 and 333-17325.



                                             /s/ ARTHUR ANDERSEN LLP
                                             -----------------------------------
                                             ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
May 14, 1999