Form 10QSB
period 1999-03-31
UNIDYNE CORP
filed 1999-05-28
CIK 350678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)    / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended March 31, 1999

             /   /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from:               January 1, 1999 to March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ___       No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer=s classes of common equity , as of latest practicable date: 9,335,352 as of March 31, 1999.

Transitional Small Business Disclosure Format (check one):  Yes ___    No  _X_

                          PART I. FINANCIAL INFORMATION


                ITEM 1. FINANCIAL STATEMENTS UNIDYNE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED) (In Thousands)

                                                                               March 31,  December 31,
                                ASSETS                                           1999        1998
                                                                               --------    --------
Current assets:
      Cash                                                                     $     52    $    126
      Accounts receivable, less allowance of $11                                  3,994       3,032
      Inventory                                                                   7,240       7,429
      Prepaid expenses                                                              102         135
      Deferred  taxes                                                               190         190
      Other current assets                                                           25          33
                                                                               --------    --------
                  Total current assets                                           11,603      10,945
Property, plant and equipment
      Land                                                                          160         160
      Leasehold improvements                                                        323         323
      Buildings                                                                   3,639       3,639
      Machinery and equipment                                                     9,759       9,589
                                                                               --------    --------
                  Total property, plant and equipment                            13,882      13,712
      Accumulated depreciation                                                   (5,722)     (5,269)
                                                                               --------    --------
                  Property, plant and equipment, net                              8,159       8,444
                                                                               --------    --------
Deferred income taxes                                                             1,181         986
Goodwill                                                                          2,333       2,341
Patents                                                                           1,287       1,341
Other assets                                                                      1,476       1,291
                                                                               --------    --------
                                                                                  6,277       5,959
                                                                               --------    --------
                  TOTAL  ASSETS                                                $ 26,039    $ 25,348
                                                                               ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                         $  5,393    $  5,262
      Current portion of long-term debt                                             593         565
      Short-term debt                                                             3,541       3,625
      Accrued compensation                                                          149          75
      Income taxes payable                                                           34          87
      Deferred revenue                                                              500         392
      Other accrued liabilities                                                   2,699       1,558
                                                                               --------    --------
                  Total current liabilities                                      12,909      11,564
                                                                               --------    --------
Long-term debt                                                                    3,649       3,797
Post-retirement benefits                                                          4,357       4,491
Preferred dividends payable                                                         787         700
                                                                               --------    --------
                                                                                  8,793       8,988
                                                                               --------    --------
Stockholders' equity:
      Common Stock $.001, par value, 50,000,000 shares authorized, 9,335,352
           shares issued and outstanding                                              9           9
Preferred Stock, $10 per share liquidation value, $10 par value,
           20,000,000 shares authorized, 500,000 issued and outstanding           5,000       5,000
      Additional paid-in capital                                                 13,127      13,127
Treasury stock                                                                       (7)         (7)
Retained deficit                                                                (13,792)    (13,333)
                                                                               --------    --------
                  Total Stockholders' Equity                                      4,337       4,796
                                                                               --------    --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 26,039    $ 25,348
                                                                               ========    ========

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (In Thousands, Except Share and Per Share Data)


                                                                   Three          Three
                                                                   Months         Months
                                                                   Ended          Ended
                                                                  March 31,      March 31,
                                                                    1999           1998

                                                                     (In thousands,
                                                                  except per share data)

Net Sales                                                       $     5,712    $     6,267
Cost of sales                                                         3,885          3,845
                                                                -----------    -----------
Gross income                                                          1,827          2,422
Selling and administrative expense                                    2,210          2,667
Research and development expense                                         71             25
                                                                -----------    -----------
Income (loss) from operations                                          (454)          (270)
Interest expense                                                        165            160
                                                                -----------    -----------
(Loss) before income taxes                                             (619)          (430)
Income tax provision (benefit)                                         (247)          (172)
                                                                -----------    -----------
Net (loss)                                                             (371)          (258)
Preferred Dividends                                                     (87)           (87)
                                                                -----------    -----------
Loss Applicable to Common Stockholders                          ($      458)   ($      345)
                                                                ===========    ===========
Basic and diluted (loss) per share                                    (0.05)         (0.04)
Weighted average number of shares of common stock outstanding     9,335,352      9,335,352



The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                      Three Months  Three Months
                                                         Ended         Ended
                                                        March 31,     March 31,
                                                          1999         1998

                                                            (in thousands)


Cash flows from operating activities:
  Net income (loss)                                     ($  372)     ($  258)
  Adjustments to reconcile net loss to
     cash flows used for operating activities
     Depreciation and amortization                          453          355
     Changes in-
       Accounts receivable, net                            (962)         436
       Inventories                                          189         (806)
       Prepaid expenses and other assets                     41         (704)
       Accounts payable                                     131         (225)
       Accrued compensation                                  74           13
       Other liabilities                                    746          262
                                                        -------      -------
Net cash (used for) operating activities                    300         (927)
                                                        -------      -------
Cash flows for investing activities:
  Purchase of property, plant and equipment                (170)          67
                                                        -------      -------
Cash flows from financing activities:
  Net borrowing  on revolving loans                           0        1,208
  Principal payments on long-term debt                     (204)        (804)
                                                        -------      -------
Net cash provided by financing activities                  (204)         404
                                                        -------      -------
Net increase in cash                                        (74)        (456)
                                                        -------      -------
Cash, beginning of period                                   126          928
                                                        -------      -------
Cash, end of period                                          52          472
                                                        =======      =======
Cash paid for:
Interest                                                    165          160
                                                        -------      -------
Income taxes                                                  0            0
                                                        -------      -------

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (all $ amounts in 000's)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are necessary for a fair presentation of the Company's results of operation and changes in financial position for the interim periods presented. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. Since the effective date of the Statement was for years beginning after December 15, 1997, information for 1997 has not been presented.

NOTE 3 - REPORTABLE SEGMENTS

The Company's operations are classified into three principal reportable segments that provide different products or services. The electric motors and variable speed drives segment produces proprietary, specialized electric motors and variable speed drives utilizing the Eddy Current Drive operating principle for sale to customers in the automotive, transportation, manufacturing, and processing system industries. The motor controls and systems segment produces motor controls utilizing the alternative frequency operating principle and integrates control systems for process system designers and large manufacturers. The dynamometers and testing systems segment produces engine and chassis dynamometers and emissions test stands for the heavy-duty truck, bus, and automobile manufacturers and automotive testing and repair markets. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

                               Reportable Segments
                                     (000's)


                                Electric motors &             Motor            Dynamometers
                                  variable speed          controls and          and testing
                                      drives                 systems              systems             All Other              Total
--------------------------- -------------------------- ------------------- ---------------------  -------------- ------------------
External revenue                                 3,287               1,212                 1,211               2              5,712
--------------------------- -------------------------- ------------------- ---------------------  -------------- ------------------
Intersegment revenue                                                                                         165                165
--------------------------- -------------------------- ------------------- ---------------------  -------------- ------------------
Profit (loss)                                       61               (270)                 (144)           (266)              (619)
--------------------------- -------------------------- ------------------- ---------------------  -------------- ------------------

Following is a reconciliation of profits of operating segments to income before income taxes for the three months ended March 31, 1999.

     Total profit (loss) for reportable segments                     ($353)
          All other segments
             Elimination of intersegment profits                       (43)
             Corporate expenses                                       (279)
             Unallocated                                                56
                                                                     -----
     Income (loss) before income taxes                               ($619)

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All amounts used herein are in thousands.

RESULTS OF OPERATIONS

Net sales. Net sales were $5,712 for the three months ended March 31, 1999, a decrease of 8.8% as compared with net sales of $6,267 for the three months ended March 31, 1998. The decrease in the current year period was due to a 12% sales decline in the sales of electric motors and variable speed drives and a 38% decline in the sales of motor controls and systems in the first quarter as compared to a year ago, partially offset by a 92% increase in shipments of emissions testing systems.

Gross income. Consolidated gross income of $1,827 or 32.0% to sales for the first quarter of 1999, compared with gross income of $2,422 or 38.6% to sales for the first quarter of 1998. This decrease is primarily the result of increases in the costs of production of motor controls and electric motors.

Selling and administrative expense. Selling and administrative expense, as a percent to net sales, decreased to 38.7% sales in the first quarter of 1999 as compared with 42.5% to sales in the prior year quarter. The decrease is principally due to the reduction of support personnel at the Company's Sabina subsidiary.

Research and development expense. Research and development expense of $72 or 1.26% to sales in the current year quarter, as compared with $25 or 0.4% to sales in the prior year quarter. The increase is primarily a result of expenditure relative to developing internal manufacturing capability for electronic control systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of long-term and short-term liquidity are projected cash from operations and borrowing capacity. The Company believes that these sources are sufficient to fund the anticipated future growth of the Company.

At March 31, 1999, the Company's working capital was approximately ($1,306), compared to working capital of approximately ($619) December 31, 1998. This decrease is principally due to increases in other accrued liabilities. At March 31, 1998, the Company had nominal availabilty under its existing line-of-credit arrangements.

On April 2, 1998 the Company secured an Operating Line of Credit with Union Bank of California, N.A., in the amount of $1,250 for its subsidiary, Sabina. The maturity is June 1, 1999 and is secured by the Accounts Receivable of Sabina. On April 2, 1998 the Company secured a term loan with Union Bank of California, N.A., in the amount of $200 for its subsidiary, Sabina. The maturity date is June 1, 2001. In December, 1998, the bank alleged that the Company was in default of its covenants under the agreement. While the Company maintained that no default had occurred, the Company and Union Bank negotiated a Forbearance Agreement under which all of Sabina's remaining obligations to Union Bank will be paid by May 31, 1999. At May 26, 1999, less than $100 remained to be paid.

The Company's subsidiary Dynamatic Corporation has had its line of credit extended to May 31,1999. This line for $3,000 is through the Johnson Bank of Racine, WI.

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

The Company uses a variety of digital controls in its products. All of the major suppliers of microprocessors to the Company have provided assurance that their systems are in compliance. To the best of the Company's knowledge, none of the digital controls supplied to its customers include microprocessors or software which are not Year 2000 compliant.

The cost of acquiring, installing, converting, and testing new Year 2000 compliant software is estimated by the Company to be $136,000. Hardware costs are estimated to be $20,000. As of December 31, 1998, the Company has incurred substantially all of these total estimated costs for Year 2000 remediation. These costs were funded by internally generated funds and leases. No significant IT projects have been deferred due to Year 2000 remediation efforts.

The Company is developing contingency plans to deal with reasonably likely worst case scenarios, and expects to have a contingency plan in place by the third quarter of 1999.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

None

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         13.1    Form 10-KSB, dated May 20, 1999
         19.5    Form 8-K, dated April 2, 1999
         19.6    Form 8-K/A, dated April 12, 1999
         19.7    Form 8-K/A, dated April 13, 1999
         19.8    Form 8-K/A, dated May 3, 1999

        (b)(1) The Company filed a Report on Form 8-K dated April 2 1999. Item 4 of such Form 8-K reported that the Company's auditors had resigned as of March 26, 1999.

        (b)(2)  The Company filed a Report on Form 8-K/A,  dated April 12, 1999.
                Item 4 of such Form 8-K/A reported that the Accountant's Report for the years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion and for the year ended December 31, 1997 had been modified for an uncertainty as to going concern.

        (b)(3) The Company filed a Report on Form 8-K/A, dated April 13, 1999. This modified a Form reference.

        (b)(4)  The  Company  filed a Report on Form  8-K/A,  dated May 3, 1999.
                Item 4 of such Form 8-K/a reported that the Company had hired the firm of Strouss, Hui & Ellis, P.C. of Jenkintown, Pennsylvania, as its auditors.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNIDYNE CORPORATION

Date:   May 28, 1999                       /s/ C. Eugene Hutcheson
                                           -------------------------------------
                                           C. Eugene Hutcheson, Chairman and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    May 28, 1999                      /s/ C. Eugene Hutcheson
                                           -------------------------------------
                                           C. Eugene Hutcheson, Chairman and
                                           Chief Executive Officer


Date:    May 28, 1999                      /s/ Wayne R. Lorgus
                                           -------------------------------------
                                           Wayne R. Lorgus, President and
                                           Chief Financial Officer