Form 10QSB
period 1999-06-30
UNIDYNE CORP
filed 1999-07-29
CIK 350678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)   / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT of 1934

             For the quarterly period ended June 30,1999

             /   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from  April 1, 1999 to June 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ___    No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of latest practicable date: 9,755,352 as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  _X_

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                 UNIDYNE CORPORATION CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June 30,   December 31,
                                                ASSETS                         1999        1998
                                                                             --------    --------
Current assets:
         Cash                                                                $    167    $    126
         Accounts receivable, less allowance of $116                            2,726       3,032
         Inventory                                                              7,672       7,429
         Prepaid expenses                                                         105         135
         Deferred and other refundable taxes                                      190         190
         Other current assets                                                      65          33
                                                                             --------    --------
                  Total current assets                                         10,925      10,945
Property, plant and equipment
         Land                                                                     160         160
         Leasehold improvements                                                   323         323
         Buildings                                                              3,640       3,639
         Machinery and equipment                                                9,781       9,589
                                                                             --------    --------
                  Total property, plant and equipment                          13,904      13,712
         Accumulated depreciation                                              (6,197)     (5,269)
                                                                             --------    --------
                  Property, plant and equipment, net                            7,707       8,444
Deferred income taxes                                                           1,140         986
Goodwill                                                                        2,329       2,341
Patents                                                                         1,237       1,341
Other assets                                                                    1,038       1,291
                                                                             --------    --------

                                                                                5,744       5,959
                                                                             --------    --------
                  TOTAL  ASSETS                                              $ 24,376    $ 25,348
                                                                             ========    ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                    $  4,339    $  5,262
         Current portion of long-term debt                                        423         565
         Short-term debt                                                        2,965       3,625
         Accrued compensation                                                     192          75
         Income taxes payable                                                     219          87
         Deferred revenue                                                         589         392
         Other accrued liabilities                                              1,749       1,558
                                                                             --------    --------
                  Total current liabilities                                    10,473      11,564
                                                                             --------    --------
Long-term debt                                                                  3,568       3,797
Post-retirement benefits - Pensions                                             4,751       4,491
Preferred dividends payable                                                       625         700
                                                                             --------    --------
                                                                                8,944       8,988
                                                                             --------    --------
Stockholders' equity:
         Common Stock $.001, par value, 50,000,000 shares authorized,
         9,755,352 shares issued and outstanding                                   10           9
Preferred Stock, $10 per share liquidation value, $10 par value,
         20,000,000 shares authorized                                               0       5,000
         Additional paid-in capital                                            18,497      13.127
Treasury stock                                                                     (7)         (7)
Retained deficit                                                              (13,541)    (13,333)
                                                                             --------    --------
                  Total Stockholders' Equity                                    4,959       4,796
                                                                             --------    --------
                  TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY             $ 24,376    $ 25,348
                                                                             ========    ========

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                              June 30                         June 30
                                                       1999            1998             1999             1998
                                                    -----------     -----------     -----------      -----------
                                                    (in thousands, except per share data)
Net sales                                           $     5,558     $     7,299     $    11,270      $    13,566
Cost of sales                                             2,551           4,585           6,436            8,430
                                                    -----------     -----------     -----------      -----------
Gross income                                              3,007           2,714           4,834            5,136
Selling and administrative expense                        2,205           2,245           4,415            4,912
Research and development expense                             66              97             137              122
                                                    -----------     -----------     -----------      -----------
Income (loss) from operations                               736             372             282              102
Interest expense                                            170             181             335              340
                                                    -----------     -----------     -----------      -----------
Income (loss) before income taxes                           566             191             (53)            (238)
Income tax provision (benefit)                              226              76              21               95
                                                    -----------     -----------     -----------      -----------
Net income (loss)                                           340             115             (32)            (143)
Preferred dividends                                          88              88             175              175
                                                    -----------     -----------     -----------      -----------
Profit (loss) applicable to common stockholders             252              27            (207)            (318)
                                                    -----------     -----------     -----------      -----------
Basic and diluted earnings (loss) per share         $      0.03     $      0.00     ($     0.02)     ($     0.03)
Weighted average number shares of common
Stock outstanding                                     9,782,019       9,335,352       9,558,685        9,335,352


The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six Months Ended
                                                                 June 30
                                                           1999          1998
                                                          -------       -------
                                                             (in thousands)

Cash flows from operating activities:

  Net income (loss)                                       ($   32)      ($  143)
  Adjustments to reconcile net income to
     cash flows provided by (used for)
     operating activities
      Depreciation and amortization                         1,181           721
      Changes in:
         Accounts receivable, net                             306          (391)
         Inventories                                         (243)         (677)
         Prepaid expenses and other assets                     (1)         (532)
         Accounts payable                                    (922)          118
         Accrued compensation                                 116          (128)
         Accrued expenses                                     156           460
         Other liabilities                                    702           (93)
                                                          -------       -------
Net cash provided by (used for) operating
     activities                                             1,263          (615)
                                                          -------       -------
Cash flows for investing activities:
    (Purchase) of property, plant and equipment              (191)         (397)
                                                          -------       -------
Cash flows from financing activities:
    Net borrowings  on revolving loans                       (660)        1,602
    Principal payments on long-term debt                     (371)         (993)
                                                          -------       -------
Net cash provided by (used for) financing
     activities                                            (1,031)          609
                                                          -------       -------
Net increase (decrease) in cash                                41          (403)
                                                          -------       -------
Cash, beginning of period                                     126           928
Cash, end of period                                       $   167       $   525
                                                          =======       =======
Cash paid for:
    Interest                                              $   292       $   341
    Income taxes                                            - 0 -         - 0 -


The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (all $ amounts in 000's)

These Notes to Financial Statements reflect events subsequent to May 14, 1999, the date of the most recent Report of Independent Public Accountants, through the date of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1999, respecting the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's quarterly reports on Form 10-QSB for the quarter ended March 31, 1999 and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

The financial statements furnished are unaudited. However, in the opinion of the management of the Company, the accompanying consolidated financial statements include all adjustments, consisting only of normally recurring accruals, necessary for a fair presentation of the Company's results of operation and changes in financial position for the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating, and other factors.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. Since the effective date of the Statement was for years beginning after December 15, 1997, information for 1997 has not been presented.

NOTE 3 - REPORTABLE SEGMENTS

During the first quarter of 1999, the Company consolidated its operations in the area of electric motors and variable speed drives. As a result, the Company's operations are now classified into two principal reportable segments that provide different products or services. The electric motors and variable speed drives segment produces proprietary, specialized electric motors and variable speed drives utilizing either the Eddy current drive or adjustable frequency operating principles for sale to customers in the automotive, transportation, manufacturing, and processing systems industries. The dynamometers and testing systems segment produces engine and chassis dynamometers and emissions test stands for the heavy-duty truck, bus, and automobile manufacturers and for the automotive testing and repair markets. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

                               Reportable Segments
                                     (000's)

----------------------------------------------------------------------------------------------------------------
                           Electric motors & variable      Dynamometers and
                           speed drives and controls        testing systems           All Other            Total
----------------------------------------------------------------------------------------------------------------
External revenue                      7,153                      4,102                   ---             11,270
----------------------------------------------------------------------------------------------------------------
Intersegment revenue                  2,150                        124                   345              2,289
----------------------------------------------------------------------------------------------------------------
Profit (loss)                           711                        653                    83              1,447
----------------------------------------------------------------------------------------------------------------

Following is a reconciliation of profits of operating segments to income before income taxes for the six months ended June 30, 1999.


     Total profit (loss) for reportable segments              1,447
            All other segments                                  (54)
             Elimination of intersegment profits               (375)
             Corporate expenses                              (1,071)
             Unallocated
     Income (loss) before income taxes                          (53)


There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     For the Six Months Ended June 30, 1999
                   (All amounts used herein are in thousands)

Results of Operations

Earnings

Earnings for common stock for the quarter ended June 30, 1999 were $252, or $0.03 per common share ($0.03 fully diluted), compared to $27, or $0.00 per common share, for the same period last year. For the six months ended June 30, 1999, earnings (loss) for common stock were ($207) or ($0.02) per common share, compared to a loss of $318 or ($0.03) per common share for the same period in 1998.

The change in earnings for the quarter and six months ended June 30, 1999 resulted from an increase in sales of dynamometers and emission testing systems, higher gross margins from cost cutting efforts, and a reduction in selling, general, and administrative expense.

Net Sales

Net sales were $11,270 for the six months ended June 30, 1999, a decrease of $2,296 or 17%, compared with net sales of $13,566 for the six months ended June 30, 1998. Net sales of $5,558 in the second quarter of 1999 decreased $1,741, or 24%, compared with net sales of $7,299 in the second quarter of 1998. The decrease in the current year period was due principally to declines in sales of the Company's electric motors and variable speed drives and controls business and was partially offset by higher sales of emissions testing equipment and dynamometers.

Gross Income

Consolidated gross income was $4,834 or 43% of sales, for the six months ended June 30, 1999, compared with consolidated gross income of $5,136, or 38% of sales, for the six months ended June 30, 1998. In the second quarter of 1999, consolidated gross income was $3,007 or 54% of sales, compared with consolidated gross income of $2,714, or 37% of sales, in the second quarter of 1998. The increase in consolidated gross income resulted from higher sales of dynamometer and emissions testing units and cost control programs.

Selling and Administrative Expense

     Selling and administrative expense, as a percent to net sales, increased to 40% and 39% for the second quarter and first six months of 1999, compared to 31% and 36% for the second quarter and first six months of 1998, respectively. The increase is principally due to a 2% and 10% decrease in expense on a 24% and 17% decrease in sales in the three and six month periods compared to the same periods last year.

Research and Development Expense

Research and development expenses were $137, or 1.2% of sales, for the six months ended June 30, 1999, compared with $122, or 0.1% of sales, in the six months ended June 30, 1998. While research and development expenses decreased in the current quarter by 31% versus last year, research and development expenses in the first three months of 1999 were higher than the comparable period last year as a result of completing emissions testing software for state certification.

Income Taxes

Income taxes for the three and six months were $226 and $21, or 40% of pretax income in both periods, compared to $76 and ($95), or 40% of pretax income in both periods for the prior year.

Liquidity and Capital Resources

The Company's primary sources of long-term and short-term liquidity are projected cash from operations and borrowing capacity. The Company believes that these sources are sufficient to fund the anticipated future growth of the Company.

At June 30, 1999, the Company's working capital was $452, compared to working capital of ($619) at December 31, 1998. This increase is principally due to a reduction of trade payables and bank loans.

On July 8, 1999, the Company obtained Credit Committee approval for a three-year, $10,000 revolving line of credit and term loan from Congress Financial Corporation, a subsidiary of First Union Bank, N.A. This agreement will provide advances against eligible receivables and inventory, and a $1,932, 60-month term loan secured by the Company's machinery and equipment. The loans will bear interest at 1.25% over the prime lending rate.

During the quarter, the Company repaid revolving credit and term loans from Union Bank of California, in the amount of $851. The Company intends to repay its revolving line of credit and equipment term notes to Johnson Bank of Racine, WI, in the current amount of $4,292 when the new credit facility with Congress Financial is completed.

On June 30, 1999, the holder of the Company's 500,000 shares of outstanding preferred stock agreed to convert its shares to 500,000 shares of common stock. The Company has agreed to pay the remaining accrued but unpaid dividends on the preferred stock over the next 12 months.

Y2K

The Company has undertaken a survey of its Year 2000 problem exposure. In undertaking this survey, the Company considered both Information Technology ("IT") systems and non-IT systems such as imbedded microchips. As a result of this survey, the Company identified measures which needed to be taken, most significantly, the upgrade of computer systems at all of its major locations. Year 2000 compliant enterprise resource planning (ERP) systems have been implemented at its Sabina subsidiary and its Dynamatic subsidiary. The Company's other subsidiaries have upgraded their accounting and financial systems to Year 2000 compliant versions of their software.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Trading in the Company's stock on NASDAQ was halted on April 7, 1999, pending responses to questions by NASDAQ regarding the resignation of the Company's former auditors. Subsequently, the Company received notice from the NASDAQ Stock market that its common stock may be delisted for failure to comply with certain of NASDAQ's listing requirements. The Company made a presentation at an oral hearing on June 17, 1999 before the NASDAQ Listing Qualifications Panel, pursuant to procedures set forth in NASDAQ's Marketplace Rules. The Company is awaiting the results of the panel's decision as to whether trading on NASDAQ may resume.

ITEM 2. Changes in Securities

On April 14, 1999, the Company issued 210,000 shares of common stock in stock grants to attract and retain certain key employees. The stock issued is restricted, and resale is subject to the restrictions of Rule 144 of the Securities and Exchange Act of 1933.

On June 17, 1999, a major stockholder and two other holders of accounts payable of the Company converted $185,000 in trade accounts payable to common stock. For purposes of the conversion, a value of $0.88 per share was used. The stock issued is restricted, and resale is subject to the restrictions of Rule 144 of the Securities and Exchange Act of 1933.

On June 30, 1999, the holder of the Company's outstanding preferred stock agreed to convert all of its preferred shares to 500,000 shares of common stock.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports

a.   Exhibits

     None

b.   Reports on Form 8-K

The Company filed a Report on Form 8-K, dated April 2 1999. Item 4 of such Form 8-K reported that the Company's auditors had resigned as of March 26, 1999.

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

No other reports on Form 8-K were filed in the second quarter of 1999.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIDYNE CORPORATION


Date:   July 29, 1999                              /s/ C. Eugene Hutcheson
                                                   -----------------------------
                                                   C. Eugene Hutcheson, Chairman
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   July 29, 1999                              /s/ C. Eugene Hutcheson
                                                   -----------------------------
                                                   C. Eugene Hutcheson, Chairman
                                                   and Chief Executive Officer



Date:    July 29, 1999                             /s/ Wayne R. Lorgus
                                                   -----------------------------
                                                   Wayne R. Lorgus, President
                                                   and Chief Financial Officer