Form 10QSB
period 1999-09-30
UNIDYNE CORP
filed 1999-11-16
CIK 350678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT of 1934

                For the quarterly period ended September 30,1999

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 1999 to September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of latest practicable date: 10,255,352 as of September 30, 1999.

Transitional Small Business Disclosure Format (check one ): Yes |X| No |_|

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                 UNIDYNE CORPORATION CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     Sept. 30,  December  31,
                                       ASSETS                             1999           1998
                                                                      --------       --------
Current assets:
      Cash                                                                  76       $    126
      Accounts receivable, less allowance of $257                        2,309          3,032
      Inventory                                                          6,168          7,429
      Prepaid expenses                                                      63            135
      Deferred and other refundable taxes                                  190            190
      Other current assets                                                  68             33
                                                                      --------       --------
            Total current assets                                         8,874         10,945
Property, plant and equipment
      Land                                                                 160            160
      Leasehold improvements                                               323            323
      Buildings                                                          3,639          3,639
      Machinery and equipment                                            9,893          9,589
                                                                      --------       --------
            Total property, plant and equipment                         14,016         13,712
      Accumulated depreciation                                          (6,619)        (5,269)
                                                                      --------       --------
            Property, plant and equipment, net                           7,397          8,444
Deferred income taxes                                                      899            986
Patents                                                                  1,183          1,341
Other assets                                                             1,341          3,632
                                                                      --------       --------
                                                                         3,423          5,959
                                                                      --------       --------
            TOTAL  ASSETS                                             $ 19,695       $ 25,348
                                                                      ========       ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   3,828       $  5,262
      Current portion of long-term debt                                    463            565
      Short-term debt                                                    3,097          3,625
      Accrued compensation                                                 144             75
      Income taxes payable                                                                 87
      Deferred revenue                                                     572            392
      Other accrued liabilities                                          1,770          1,558
                                                                      --------       --------
            Total current liabilities                                    9,874         11,564
                                                                      --------       --------
Long-term debt                                                           3,762          3,797
Post-retirement benefits                                                 4,891          4,491
Preferred dividends payable                                                573            700
                                                                      --------       --------
                                                                         8,782          8,988
                                                                      --------       --------
Stockholders' equity:
      Common Stock $.001, par value, 50,000,000 shares
        authorized, 9,755,352 shares issued and outstanding                 10              9
Preferred Stock, $10 per share liquidation value, $10 par value,
        20,000,000 shares authorized                                                    5,000
      Additional paid-in capital                                        18,496         13.127
Treasury stock                                                              (7)            (7)
Retained deficit                                                       (17,906)       (13,333)
                                                                      --------       --------
            Total Stockholders' Equity                                     593          4,796
                                                                      --------       --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 19,695       $ 25,348
                                                                      ========       ========

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three Months Ended              Nine Months Ended
                                                     September 30                   September 30
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----
                                                        (in thousands, except per share data)
Net sales                                         3,569           4,331          13,262          13,490
Cost of sales                                     2,543           3,302           8,385           9,085
                                             ----------      ----------      ----------      ----------
Gross income                                      1,026           1,029           4,877           4,405
Selling and administrative expense                4,020           1,350           7,343           4,676
Research and development expense                     67              67             204             189
                                             ----------      ----------      ----------      ----------
Loss from continuing operations                  (3,061)           (388)         (2,670)           (460)
Interest expense                                    196             176             525             503
                                             ----------      ----------      ----------      ----------
Loss from continuing operations before
    income taxes                                 (3,257)           (564)         (3,195)           (963)
Provision (benefit) for income taxes                 --            (224)             --            (385)
                                             ----------      ----------      ----------      ----------
Loss from continuing operations                  (3,257)           (340)         (3,195)           (578)
Discontinued operations: (Note 4):
     Loss from operations of
         discontinued operation                  (1,087)            (30)         (1,203)             65
                                             ----------      ----------      ----------      ----------
Net loss                                         (4,324)           (370)         (4,398)           (513)
Preferred dividends                                  --             (87)           (175)           (262)
                                             ----------      ----------      ----------      ----------
Loss applicable to common stockholders           (4,324)           (457)         (4,573)           (775)
Basic and diluted loss per share from
continuing operations                            ($0.33)         ($0.05)         ($0.33)         ($0.09)
Basic and diluted earnings net loss per
share                                            ($0.43)         ($0.05)         ($0.47)         ($0.08)
Weighted average number shares of common
Stock outstanding                             9,993,852       9,335,352       9,795,352       9,335,352

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30
                                                             1999          1998
                                                             ----          ----
                                                               (in thousands)
Cash flows from operating activities:

  Net income (loss)                                        (4,397)         (513)
  Adjustments to reconcile net income to
     cash flows provided by (used for)
     operating activities
      Depreciation and amortization                         3,885         1,046
      Deferred taxes                                                     (1,139)
      Changes in:
         Accounts receivable, net                             723            (7)
         Inventories                                        1,260          (357)
         Prepaid expenses and other assets                     38            77
         Accounts payable                                  (1,433)         (458)
         Accrued compensation                                  69          (131)
         Accrued expenses                                     339           453
         Other liabilities                                    403           320
                                                           ------        ------
Net cash provided by (used for) operating
     activities                                               887          (709)
                                                           ------        ------
Cash flows for investing activities:
    (Purchase) of property, plant and equipment              (239)         (418)
                                                           ------        ------
Cash flows from financing activities:
    Repayments on revolving loans                             (50)        1,826
    New borrowings                                            650
    Principal payments on long-term debt                     (996)       (1,115)
                                                                         ------
    Dividends paid                                           (302)
                                                           ------
Net cash provided by (used for) financing
     activities                                              (698)          711
                                                                         ------
Net increase (decrease) in cash                               (50)         (416)
Cash, beginning of period                                     126           928
                                                           ------        ------
Cash, end of period                                            76           511
                                                           ======        ======
Cash paid for:
    Interest                                                  512           527
                                                           ======        ======
    Income taxes                                                0             0
                                                           ======        ======

The accompanying notes are an integral part of these financial statements.

                               UNIDYNE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (all $ amounts in 000's)

These Notes to Financial Statements reflect events subsequent to May 14, 1999, the date of the most recent Report of Independent Public Accountants, through the date of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1999, respecting the Corporation's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Corporation's quarterly reports on Form 10-QSB for the quarters ended March 31, 1999 and June 30, 1999 and in conjunction with the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

NOTE 1 - BASIS OF PRESENTATION The financial statements furnished are unaudited. In the opinion of the management of the Corporation, the accompanying consolidated financial statements include all adjustments, consisting only of normally recurring accruals, necessary for a fair presentation of the Corporation's results of operation and changes in financial position for the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating, and other factors.

NOTE 2 - PROVISION FOR INCOME TAXES

Because of the losses incurred by the Corporation's operations in current and prior periods, the utilization of tax benefits related to those losses may not be realized in future periods. Accordingly, the Corporation has not recognized any tax benefit for those losses in the three and nine month periods herein presented.

NOTE 3 - EARNINGS PER SHARE

Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The loss from continuing operations applicable to common stockholders has been calculated on an after-tax basis in the same manner, after giving effect to dividends to preferred stockholders for periods prior to June 30, 1999. Because the exercise of options would be anti-dilutive, the basic and diluted earnings per share amounts are identical.

NOTE 4 - SUBSEQUENT EVENTS

In November, 1999, the Corporation negotiated an out-of-court settlement in an action filed by former stockholders of Sabina Industries, Inc. on December 31, 1997, in the United States District Court for the Central District of California. On September 30, 1997, UNIDYNE acquired Sabina in a stock for stock transaction. UNIDYNE exchanged 500,000 shares of its common stock for all the issued and outstanding shares of Sabina Industries, Inc., which included all the assets and liabilities of Sabina as well as trade names and technology. In December, 1997, the former stockholders of Sabina filed suit alleging misrepresentation, failure to release them from personal guarantees, and undisclosed liabilities of

UNIDYNE and sought recission of the acquisition agreement. UNIDYNE denied all allegations and contested the recission.

The settlement became effective November 10, 1999. UNIDYNE will retain the company known as Sabina Industries, Inc. The Sabina name, along with its associated trade names and the rights, title, and interests to Sabina's technology, along with Sabina inventory located at Anaheim, California will be transferred to the former stockholders of Sabina. The agreement further calls for a) return to UNIDYNE of the 500,000 shares of UNIDYNE Common Stock, b) a sales type lease transfer of machinery and equipment to the former Sabina stockholders over a three year period with a total lease value of $310,788, c) Sabina to enter three-year service contracts for technical consulting and for warranty service with a total value of $361,188, d) cancellation of the real property leases with a remaining value of approximately $1,000,000 for Sabina's Anaheim operations, e) a payment to UNIDYNE of $150,000 less amounts due and owing under the real estate leases, f) dismissal of all actions brought against UNIDYNE. Mutual releases and covenants not to sue were exchanged among the parties.

In November, 1999, the Corporation received notification from the Internal Revenue Service as a result of the audit of the Corporation's returns for 1995 and 1996 that carryback to tax year 1995 of the Corporation's tax loss of $768,732 for tax year 1996 was disallowed. The Corporation believes its position on the carryback is justified and intends to vigorously pursue an appeal. While there can be no assurance that the Corporation's position will prevail, the Corporation has been advised that there are substantial grounds for reversing the Service's position. The Corporation's returns for tax years 1996 are being audited by a state taxing authority, but the Corporation has no reason to believe a material adjustments would result of that audit.

NOTE 5 - REPORTABLE SEGMENTS

During the first quarter of 1999, the Corporation consolidated its operations in the area of electric motors and variable speed drives. As a result, the Corporation's operations are now classified into two principal reportable segments that provide different products or services. The electric motors and variable speed drives segment produces proprietary, specialized electric motors and variable speed drives utilizing either the Eddy Current drive or adjustable frequency operating principles for sale to customers in the automotive, transportation, manufacturing, and processing systems industries. The dynamometers and testing systems segment produces engine and chassis dynamometers and emissions test stands for the heavy-duty truck, bus, and automobile manufacturers and for the automotive testing and repair markets. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

The Corporation evaluates the performance of its operating segments based on sales, earnings before interest and taxes, and net operating profit after tax. Expenses related to restructuring and other non-recurring charges are not allocated to the reportable segments.

Financial data by segment for the three and nine months ended:

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                    1999         1998         1999         1998
Revenues from external
customers:
Electric motors &
variable speed drives &
controls                              2,715       5,222       8,291      10,291
Dynamometers and
testing systems                         851       1,411       4,952       2,878
Total from reportable
segments                              3,566       6,633      13,243      13,169

Intersegment Revenues::
Electric motors &
variable speed drives &
controls                                360         480       1,795       1,380
Dynamometers and
testing systems                          29          56         153          81
Total from reportable
segments                                389         536       1,948       1,461

Earnings:
Electric motors &
variable speed drives &
controls                               (964)       (110)        230       1,050
Dynamometers and
testing systems                         (28)       (806)        625      (1,030)
Total from reportable
segments                               (992)       (916)        855          20
Elimination of
intersegment profits                   (395)     (1,104)        (20)       (689)
Coporate expenses                    (2,474)       (619)     (3,545)       (978)
Unallocated                            (186)       (129)       (525)       (309)
Loss before income
taxes and discontinued
operations                           (3,257)       (340)     (3,195)       (578)

The basis of measuring segment profit or loss has been changed since the last annual report in removing interest expense from segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report, other than the discontinuance of the Sabina Anaheim operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  For the Nine Months Ended September 30, 1999
                   (All amounts used herein are in thousands)

Results of Operations

Earnings

The Corporation experienced a loss for common stockholders for the nine months ended September 30,

1999 of ($4,573), or ($.47) per share versus the year earlier period primarily as a result of the writeoff of $1.9 million in goodwill from the Sabina acquisition and $1.2 million in losses on the discontinued Anaheim operations of Sabina, compared to the year earlier period. For the three months ended September 30, 1999, the loss was ($4,324), or ($.33) per share. Quarterly results felt the impact of the writeoff in goodwill, the losses on the discontinued operations, and a decline of 17% in sales from continuing operations.

Net Sales

      Net sales from continuing operations for the nine months ended September 30, 1999 were 2% lower than the comparable period in 1998, but dropped 17% in the three months ended September 30, 1999 versus the same quarter in 1998. Sales declined 48% in the electric motors and variable speed drives segment versus the same three months in 1998, and 40% in the dynamometers and testing systems segments.

Gross Income

      Gross income from continuing operations for the three months ended September 30, 1999 was steady with the year earlier period and increased 11% to $4,877 for the nine months ended September 30, 1999. The increase in income was primarily attributable to improvements in the dynamometers and testing systems segment.

Selling and Administrative Expense

      Selling and administrative expense, as a percent of net sales, increased $2,670 for the quarter and $2,667 for the nine months compared to the comparable periods in 1998. The majority of the increase in selling and administrative expense for the quarter and the nine months was due to the writeoff in September, 1999 of $1,903 of unamortized goodwill from the Sabina acquisition in September, 1997.

Research and Development Expense

      Research and Development expenses were $67 in the three months ended September 30, 1999 and 1998, and $204 in the nine months ended September 30, 1999, up 8% versus last year as a result of developmental work on digital controls systems.

Income Taxes

      No income tax benefit has been provided for the three and nine months in 1999 due to uncertainties over their utilization.

Liquidity and Capital Resources

      The Corporation's primary sources of long-term and short-term liquidity are projected cash from operations and borrowing capacity. While the Corporation believes that these sources may be sufficient to fund the anticipated future growth of the Corporation, the Corporation has encountered difficulties in generating sufficient cash flow to meet its current obligations.

      At September 30, 1999, the Corporation's working capital was ($1,000), compared to working capital of ($619) at December 31, 1998. This decrease is principally due to current liabilities not being paid as fast as inventories were reduced and receivables were collected during the drop in sales in the current quarter.

      The Corporation raised $650 in new borrowings during the quarter, $350 of which was from a principal shareholder. The Corporation continues to pursue new sources of borrowing to provide liquidity to increase its operations. During the quarter, the Corporation learned that its anticipated borrowing with Congress Financial Corporation would not be completed, and the Corporation began discussions with other lenders to find additional funding opportunities. The Corporation's lines of credit with its existing lender are proceeding under a verbal agreement to continue funding until other funding sources can be secured.

Y2K

The Corporation has undertaken a survey of its Year 2000 problem exposure. In undertaking this survey, the Corporation considered both Information Technology ("IT") systems and non-IT systems such as imbedded microchips. As a result of this survey, the Corporation identified measures which needed to be taken, most significantly, the upgrade of computer systems at all of its major locations. Year 2000 compliant enterprise resource planning (ERP) systems have been implemented at its Sabina subsidiary and its Dynamatic subsidiary. The Corporation's other subsidiaries have upgraded their accounting and financial systems to Year 2000 compliant versions of their software.

The Corporation uses a variety of digital controls in its products. All of the major suppliers of microprocessors to the Corporation have provided assurance that their systems are in compliance. To the best of the Corporation's knowledge, none of the digital controls supplied to its customers include microprocessors or software which are not Year 2000 compliant.

The cost of acquiring, installing, converting, and testing new Year 2000 compliant software is estimated by the Corporation to be $136. Hardware costs are estimated to be $20. As of December 31, 1998, the Corporation has incurred substantially all of these total estimated costs for Year 2000 remediation. These costs were funded by internally generated funds and leases. No significant IT projects have been deferred due to Year 2000 remediation efforts.

The Corporation is developing contingency plans to deal with reasonably likely worst case scenarios, although it now appears that few adverse effects are reasonably expected to occur in the U.S.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In July 30, 1999, the Corporation was informed that the NASDAQ Listing Qualifications Panel had decided to release the trading halt in the Corporation's stock effective August 3, 1999 and permit trading to resume on the NASDAQ Small Cap Market under a conditional exception. The conditions required that the Corporation release a written copy of the final results of the internal investigation into the former auditors' resignation on or before September 15, 1999; on or before November 15, 1999, demonstrate a closing bid price of at least $1.00 per share, and immediately thereafter evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, and file its Form 10-Q for the quarter ended September 30, 1999 on or before November 15, 1999, evidencing continued profitability.

The Corporation has met the first and second conditions of the exception. Due to the loss reported for the quarter ended September 30, 1999, the Corporation has not met the third condition of the exception.

In November, 1999, the Corporation negotiated an out-of-court settlement in an action filed by former stockholders of Sabina Industries, Inc. on December 31, 1997, in the United States District Court for the Central District of California. On September 30, 1997, UNIDYNE acquired Sabina in a stock for stock transaction. UNIDYNE exchanged 500,000 shares of its common stock for all the issued and outstanding shares of Sabina Industries, Inc., which included all the assets and liabilities of Sabina as well as trade names and technology. In December, 1997, the former stockholders of Sabina filed suit alleging misrepresentation, failure to release them from personal guarantees, and undisclosed liabilities of UNIDYNE and sought recission of the acquisition agreement. UNIDYNE denied all allegations and contested the recission.

The settlement became effective November 10, 1999. UNIDYNE will retain the company known as Sabina Industries, Inc. The Sabina name, along with its associated trade names and the rights, title, and interests to Sabina's technology, along with Sabina inventory located at Anaheim, California will be transferred to the former stockholders of Sabina. The agreement further calls for a) return to UNIDYNE of the 500,000 shares of UNIDYNE Common Stock, b) a sales type lease transfer of machinery and equipment to the former Sabina stockholders over a three year period with a total lease value of $310,788, c) Sabina to enter three-year service contracts for technical consulting and for warranty service with a total value of $361,188, d) cancellation of the real property leases with a remaining value of approximately $1,000,000 for Sabina's Anaheim operations, e) a payment to UNIDYNE of $150,000 less amounts due and owing under the real estate leases, f) dismissal of all actions brought against UNIDYNE. Mutual releases and covenants not to sue were exchanged among the parties.

In November, 1999, the Corporation received notification from the Internal Revenue Service as a result of the audit of the Corporation's returns for 1995 and 1996 that carryback to tax year 1995 of the Corporation's tax loss of $768,732 for tax year 1996 was disallowed. The Corporation believes its position on the carryback is justified and intends to vigorously pursue an appeal. While there can be no assurance that the Corporation's position will prevail, the Corporation has been advised that there are substantial grounds for reversing the Service's position. The Corporation's returns for tax years 1996 are being audited by a state taxing authority, but the Corporation has no reason to believe a material adjustments would result of that audit.

ITEM 2. Changes in Securities

None

ITEM 3. Defaults Upon Senior Securities

The revolving credit agreement with Johnson Bank of Racine, WI by the Corporation's subsidiary Dynamatic Corporation expired on July 31, 1999. Dynamatic continues to pay interest monthly on the outstanding principal amount of $2,700, and to pay monthly principal and interest on the two term notes to Johnson Bank originally due December 30, 2002. Negotiations are continuing with Johnson Bank to extend the credit facility until new lending arrangements can be obtained.

The Corporation has been in arrears since approximately March 31, 1997 on the dividends to the former holder of its preferred stock. As previously reported, the holder of the Corporation's preferred stock agreed to convert all of its preferred shares to 500,000 shares of UNIDYNE common stock as of June 30, 1999.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on August 12, 1999. The following is a summary of the matters voted on in that meeting. There were 9, 755,352 outstanding common shares eligible to vote.

a) The shareholders elected two members of the Corporation's Board of Directors whose terms were up for reelection, to serve through 2002. The persons elected to the Corporation's Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons were as follows:

          Director             For          Withheld         Term
          --------             ---          --------         ----
   David M. Barrett, Esq    7,537,800      1,217,783         2002
   C. Eugene Hutcheson      7,537,651      1,217,783         2002
   Juan E. Cintron                                           2002
   Charlotte E. Doremus                                      2001

b) The shareholders voted to appoint Strouss, Hui & Ellis, P.C. as UNIDYNE's independent auditors for the fiscal year ending December 31, 1999 by a vote of 8,743,030 for, 7,351 against, and 5,202 withheld. Strouss, Hui & Ellis, P.C. have recently advised the Corporation that they are no longer in a position to serve as our auditors and the Corporation is actively seeking new independent auditors. Accordingly, this 10-QSB has not been reviewed by any independent auditors.

c) The shareholders voted to increase the number of shares covered by the Corporation's S-8 registration statement by 1,000,000 shares by a vote of 8,754,833 for, 750 against, and none withheld.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports

      a.    Exhibits

            None

      b.    Reports on Form 8-K

            No reports on Form 8-K were filed in the third quarter of 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  UNIDYNE CORPORATION


Date:   July 29, 1999                             /s/ C. Eugene Hutcheson
                                                  ------------------------------
                                                  C. Eugene Hutcheson, Chairman
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   July 29, 1999                             /s/ C. Eugene Hutcheson
                                                  ------------------------------
                                                  C. Eugene Hutcheson, Chairman
                                                  and Chief Executive Officer


Date:   July 29, 1999                             /s/ Wayne R. Lorgus
                                                  ------------------------------
                                                  Wayne R. Lorgus, President
                                                  and Chief Financial Officer